Form 10-Q
period 2013-03-31
WideOpenWest Finance, LLC
filed 2013-05-22
CIK 1571833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-187850

WideOpenWest Finance, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1811298 (IRS Employer Identification No.)
7887 East Belleview Avenue, Suite 1000 Englewood, Colorado (Address of Principal Executive Offices)	80111 (Zip Code)

(720) 479-3500
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of the Registrants' common stock: Not Applicable

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

        This Quarterly Report on Form 10-Q is for the three months ended March 31, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$26,163	$15,911
Accounts receivable—trade, net of allowance for doubtful accounts of $8,546 and $9,155, respectively	78,835	85,012
Accounts receivable—other	8,644	7,033
Prepaid expenses and other	17,103	11,668

Total current assets	130,745	119,624
Plant, property and equipment, net (note 4)	845,216	860,878
Franchise operating rights	1,098,389	1,098,389
Goodwill	478,390	478,390
Intangible assets subject to amortization, net	106,841	115,862
Debt issuance costs, net (note 6)	139,351	145,692
Investments	17,904	17,904
Other noncurrent assets	1,919	2,695

Total assets	$2,818,755	$2,839,434

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$28,012	$28,879
Accrued interest	26,697	53,475
Accrued liabilities and other (note 5)	95,145	78,934
Current portion of debt and capital lease obligations (note 6)	21,813	22,571
Unearned service revenue	44,328	42,385

Total current liabilities	215,995	226,244
Long-term debt and capital lease obligations—less current portion (note 6)	2,955,265	2,929,381
Deferred income taxes	285,133	285,133
Fair value of derivative instruments (note 8)	14,486	15,643
Other noncurrent liabilities	1,054	1,099

Total liabilities	3,471,933	3,457,500

Commitments and contingencies
Members' deficit	(176,883)	(176,883)
Accumulated deficit	(476,295)	(441,183)

Total members' deficit	(653,178)	(618,066)

Total liabilities and members' deficit	$2,818,755	$2,839,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)

Revenue	$296,398	$164,793
Costs and expenses:
Operating (excluding depreciation and amortization)	165,689	95,519
Selling, general and administrative	34,801	13,731
Depreciation & amortization	64,818	36,245
Management fee to related party	408	270

	265,716	145,765

Income from operations	30,682	19,028
Other income (expense):
Interest expense	(66,852)	(18,942)
Realized and unrealized gain on derivative instruments	951	3,418
Other income, net	107	58

Net income (loss)	$(35,112)	$3,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in thousands, except Unit amounts)

Balances at January 1, 2013	2,172,212	676,972	375,702	$(176,883)	$(441,183)	$(618,066)
Net loss	—	—	—	—	(35,112)	(35,112)

Balances at March 31, 2013	2,172,212	676,972	375,702	$(176,883)	$(476,295)	$(653,178)

(1)
Includes Class C and C-1 through C-7 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(35,112)	$3,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,818	36,245
Realized and unrealized gain on derivative instruments	(951)	(3,418)
Provision for doubtful accounts	4,399	2,149
Amortization of debt issuance costs	6,696	950
Other non-cash items	(194)	60
Changes in operating assets and liabilities:
Receivables and other operating assets	(4,492)	(2,010)
Payables and accruals	(19,697)	(4,124)

Net cash flows provided by operating activities	15,467	33,414

Cash flows from investing activities:
Capital expenditures	(30,359)	(32,767)
Mid-Michigan Assets acquisition, net of cash acquired	—	(54,883)
Change in deposit placed into escrow due to Mid-Michigan Assets acquisition	—	5,789
Other investing activities	195	236

Net cash flows used in investing activities	(30,164)	(81,625)

Cash flows from financing activities:
Proceeds from issuance of debt	—	40,000
Proceeds from revolving credit facility	31,000	20,000
Payments on debt and capital lease obligations	(6,051)	(1,987)
Payment of debt issuance costs	—	(613)

Net cash flows provided by financing activities	24,949	57,400

Increase in cash and cash equivalents	10,252	9,189
Cash and cash equivalents, beginning of period	15,911	19,293

Cash and cash equivalents, end of period	$26,163	$28,482

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$87,334	$19,210

Cash paid during the periods for income taxes	$—	$320

Non-cash financing activities:
Capital expenditures included in accounts payable and accrued expenses	$8,600	$2,992

Assets acquired under capital lease obligations	$—	$1,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General Information

        WideOpenWest Finance, LLC ("WOW") was legally formed in Delaware on November 13, 2001, and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WideOpenWest Networks, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC (the "Buyer"), which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

        The Company is a fully integrated provider of residential and commercial video, high-speed data, and telephony services to nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The financial statements presented herein include the consolidated accounts of WideOpenWest Finance, LLC and its Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one operating segment.

        Pursuant to the operating agreement of Racecar Holdings, LLC, as amended (the "Operating Agreement"), the Parent has issued various classes of common units. Because the Parent's primary asset is its investment in the Company, the Parent's ownership structure has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's.

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. The year-end condensed consolidated balance sheet was derived from audited financial statements. Accordingly, they do not include all of the information required by U.S. GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations included in the Company's registration statement on Form S-4 filed with the SEC on April 10, 2013.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Reclassifications

        Certain prior year amounts related to the operating section of statements of cash flows have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued the following Accounting Standards Updates ("ASU") having potential impact to our financial condition, results of operation, or cash flows:

        FASB Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.

        This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

        The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has evaluated the standard and does not anticipate it having any effect on its financial condition, results of operations, or cash flows.

Note 3. Acquisitions

Merger with Knology

        On April 18, 2012, the Company reached an agreement to acquire Knology, Inc. and its subsidiaries ("Knology"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers video, high-speed data, and telephony services in the Southeastern and Midwestern United States. The Merger Agreement was approved by Knology

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisitions (Continued)

shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, the Company completed the merger in order to expand its market presence in the Midwestern and Southeastern U.S. and further generate operating synergies. The effects of the Knology Merger are included in the Company's consolidated financial statements beginning July 17, 2012.

        The Company paid cash consideration of $749,954 thousand, net of cash acquired of $57,288 thousand and before direct acquisition costs, to acquire all of the outstanding shares of Knology for $19.75 per share as follows (in thousands):

Cash paid to Knology shareholders	$807,242
Knology cash acquired	(57,288)

$749,954

        The Company also repaid the existing Knology debt of $732,452 thousand, including accrued interest and an outstanding swap, but excluding capital lease obligations, upon completion of the Knology Merger on July 17, 2012.

        The merger consideration and debt refinancing was funded through (i) $1,968,000 thousand borrowed under new Senior Secured Credit Facilities, (ii) issuance of the $725,000 thousand Senior Notes, (iii) issuance of the $295,000 thousand Senior Subordinated Notes, (iv) issuance of $200,000 thousand new equity, primarily to Avista Capital Partners (the majority voting unit holder of the Parent) and (v) existing cash and cash equivalent balances. The Knology Merger has been accounted for using the acquisition method of accounting. The summary of the preliminary purchase price and fair value of assets acquired and liabilities assumed for the Knology Merger at the July 17, 2012 acquisition date is presented as follows. The opening balance sheet presented below reflects our preliminary purchase price allocation and is subject to adjustment. The Company is still in process of

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisitions (Continued)

finalizing the valuation of intangible assets and deferred income tax adjustments related to the Knology Merger (in thousands):

Cash and cash equivalents	$57,288
Working capital acquired	(14,758)
Investments	17,904
Plant, property and equipment	443,821
Goodwill(1)	444,228
Intangible assets subject to amortization(2)	129,839
Franchise operating rights(3)	770,630
Other assets	1,066
Long-term debt, accrued interest and outstanding swap	(732,452)
Deferred tax liability	(285,860)
Unearned service revenue	(18,338)
Capital lease obligations	(6,126)

Fair value of assets acquired, net of liabilities assumed	807,242
Cash and cash equivalents acquired	(57,288)

Fair value of consideration transferred	$749,954

(1)
The goodwill recognized in connection with the Knology Merger is primarily attributable to (i) the ability to take advantage of the existing broadband cable systems of Knology and to gain immediate access to potential customers in the Southeastern markets of the United States and (ii) substantial synergies that are expected to be achieved through the integration of Knology with the Company's existing operations. The goodwill will not be deductible for tax purposes by the Company.

(2)
The amounts reflected as intangible assets subject to amortization are amortized over their estimated useful lives as follows:

	Amortization Method	Estimated Useful Life in Years
Subscriber relationships	Straight line	4.0
Corporate trademark	Straight line	2.6
Advertising contracts	Straight line	0.3
Corporate software	Straight line	3.0
Weighted average useful life		3.4

  As of December 31, 2012, the advertising contracts were fully amortized.

(3)
Franchise operating rights represent assets with an indefinite life. The Company will perform an annual assessment for impairment.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisitions (Continued)

Mid-Michigan Assets Acquisition from Broadstripe

        On August 16, 2011, the Company reached an agreement to acquire certain Michigan assets of Broadstripe, LLC ("Broadstripe"), a broadband communications provider in Michigan, Oregon, Washington and Maryland, for a cash purchase price of approximately $55,000 thousand, subject to closing and post-closing adjustments (the "Mid-Michigan Assets" acquisition).

        A good faith deposit of $5,789 thousand was made by the Company into an escrow account on August 19, 2011. The closing of the transaction occurred on January 13, 2012. The purchase price was financed with available cash, $20,000 thousand borrowed under an existing revolving credit facility and $40,000 thousand of proceeds from a new credit facility. The Company acquired the Mid-Michigan Assets serving approximately 32,000 customers, passing approximately 85,000 homes, in order to expand market presence and to generate operating synergies. The Mid-Michigan Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Mid-Michigan Assets acquisition are included in the Company's consolidated financial statements beginning January 13, 2012.

        The following unaudited pro forma financial information presents the combined results of operations of WOW, Knology and Mid-Michigan Assets as if the Knology Merger and related July 17, 2012 financing and Mid-Michigan Asset acquisition had occurred as of January 1, 2012. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on such date. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets. The unaudited pro forma results for the three months ended March 31, 2012 are as follows (in thousands):

Revenue	$298,121
Net loss	$(33,910)

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Distribution facilities	$930,261	$886,766
Customer premise equipment	320,364	323,533
Head-end equipment	184,097	180,079
Telephony infrastructure	82,782	89,944
Computer equipment and software	34,573	33,552
Vehicles	20,383	29,874
Buildings and leasehold improvements	51,123	50,877
Office and technical equipment	27,118	18,840
Land	7,677	7,677
Construction in progress (including material inventory and other)	22,101	22,036

Total plant, property and equipment	1,680,479	1,643,178
Less accumulated depreciation	(835,263)	(782,300)

	$845,216	$860,878

        Depreciation expense for the three months ended March 31, 2013 and 2012 was $54,217 thousand and $36,245 thousand, respectively. Included in depreciation expense were losses on write-offs or sales of customer premise equipment of $115 thousand and $281 thousand for the three months ended March 31, 2013 and 2012, respectively.

        During the three months ended March 31, 2012, the Company recorded an adjustment to increase depreciation expense by approximately $660 thousand that should have been recorded in the prior year. Management concluded the effect of this out-of-period adjustment was not material to the Company's prior year financial statements.

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Programming costs	$42,624	$30,234
Franchise, copyright and revenue sharing fees	8,573	10,961
Payroll and employee benefits	13,029	11,820
Property, income, sales and use taxes	11,432	8,559
Utility pole rentals	2,765	3,053
Legal and professional fees	2,491	2,723
Other accrued liabilities	14,231	11,584

	$95,145	$78,934

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Lease Obligations

        The following table summarizes the Company's debt and capital lease obligations:

	March 31, 2013			December 31, 2012
	Available borrowing capacity	Weighted average interest rate(2)	Outstanding balance	Outstanding balance
	(in thousands)
Debt:
Senior Secured Term Loan	$—	6.25%	$1,905,600	$1,910,400
Revolving Credit Facility(1)	138,092	5.20%	51,000	20,000
Senior Notes	—	10.25%	725,000	725,000
Senior Subordinated Notes, net of discount(3)	—	13.375%	290,595	290,418

Total debt	$138,092	7.91%	2,972,195	2,945,818

Capital lease obligations			4,883	6,134

Total debt and capital lease obligations			2,977,078	2,951,952
Less current portion			(21,813)	(22,571)

Long-term portion			$2,955,265	$2,929,381

(1)
Available borrowing capacity at March 31, 2013 represents $200,000 thousand of total availability less outstanding borrowings of $51,000 thousand and letters of credit of $10,908 thousand. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average interest rate in effect at March 31, 2013 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At March 31, 2013, the carrying value of the net original issue discount was $4,405 thousand.

Senior Secured Credit Facilities

        On July 17, 2012, the Company entered into a $1,920,000 thousand, six-year senior secured term loan facility ("Senior Secured Term Loan") and a $200,000 thousand, five-year senior secured revolving credit facility ("Revolving Credit Facility"), collectively referred to as the "Senior Secured Credit Facilities", the terms of which are set forth in a credit agreement dated as of July 17, 2012 among the Company, the guarantors party thereto, the lenders named therein and Credit Suisse AG, as administrative agent and as collateral agent (the "Credit Agreement"). The Company borrowed the full amount of the Senior Secured Term Loan and $48,000 thousand of its Revolving Credit Facility to repay all of its then outstanding (i) $975,000 thousand term loan ("First Term Loan"); (ii) $250,000 thousand Incremental Senior Secured First Lien Term Loan ("Incremental First Term Loan"); (iii) $235,000 thousand term loan ("Second Term Loan"); (iv) first lien $100,000 thousand revolving facility ("Revolver"); and (v) $40,000 thousand CoBank Term Loan and $8,500 thousand CoBank revolver.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Lease Obligations (Continued)

        The Company used net cash proceeds from the Senior Secured Credit Facilities for the repayment of outstanding principal of (i) $943,313 thousand on the First Term Loan; (ii) $244,375 thousand on the Incremental First Term Loan; (iii) $234,007 thousand on the Second Term Loan; (iv) $35,000 thousand for the Revolver; and (v) $40,000 thousand for the CoBank Term Loan. In addition, the Company paid approximately $135,422 thousand for underwriting and other fees and expenses incurred in connection with the Credit Agreement, a majority of which were capitalized as debt issue costs. The Company also paid $15,300 thousand in fees related to a bridge loan commitment fee, which was fully amortized in interest expense in the accompanying condensed consolidated statements of operations. The Company used the remaining cash proceeds in conjunction with the Knology Merger (note 3).

        Borrowings under the Senior Secured Term Loan will bear interest, at the Company's option, at a rate equal to either an adjusted LIBOR rate (which will be subject to a minimum rate of 1.25%) or an alternative base rate (which will be subject to a minimum rate of 2.25%), and in each case plus the applicable margin. The applicable margin for borrowings under the Credit Agreement is 5.00% for adjusted LIBOR loans or 4.00% for alternative base rate loans. The applicable margin for borrowings under the Revolving Credit Facility may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 5.00%. The Senior Secured Term Loan currently bears interest based upon the LIBOR-based rate. The Company will also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company's leverage ratio.

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Agreement also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at March 31, 2013. The Senior Secured Credit Facilities were amended on April 1, 2013 (note 10).

Senior Notes and Senior Subordinated Notes

        In conjunction with the Knology Merger (note 3), the Company, and its wholly-owned subsidiary, WideOpenWest Capital Corp. as co-issuer, issued $725,000 thousand Senior Notes ("Senior Notes") and the $295,000 thousand Senior Subordinated Notes, including original issuance discount of $4,906 thousand ("Senior Subordinated Notes") (together, the "Notes") and paid fees and expenses totaling approximately $29,970 thousand, a majority of which were capitalized as debt issue costs. The Senior Notes and the Senior Subordinated Notes were issued at par and 98.337%, respectively. The Notes represent general unsecured obligations of the Company and WideOpenWest Capital Corp. and bear interest at 10.25% and 13.375%, respectively. The Senior Notes will mature on July 15, 2019 and the Senior Subordinated Notes will mature on October 15, 2019. Interest on the Notes will be due semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2013. On or after July 15, 2015, the Company may redeem some or all of either series of Notes at reducing

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Lease Obligations (Continued)

redemption prices gradually reducing to par value in 2018. Prior to such date, WOW also may redeem some or all of either series of Notes at a redemption price of 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. In addition, the Company may redeem up to 40% of the aggregate principal amount of either series of Notes before July 15, 2015 with the proceeds of certain equity offerings at a redemption price of 110.250% of the principal amount of the Senior Notes and 113.375% of the principal amount of the Senior Subordinated Notes, in each case plus accrued and unpaid interest to the redemption date.

        The Company's and WideOpenWest Capital Corp.'s obligations under the Notes are guaranteed by substantially all of its existing and recently acquired subsidiaries. The Notes represent unsecured obligations of the Company and WideOpenWest Capital Corp. and are effectively subordinated to all secured lenders of the Company. The Notes contain a number of customary covenants.

        In connection with the issuance of the Notes, the Company entered into a registration rights agreement, pursuant to which the Company used its commercially reasonable efforts to file an exchange offer for the Notes in a registration statement ("Exchange Offer") with the SEC, under the Securities Act of 1933, as amended. No later than 365 days from July 17, 2012, the Exchange Offer for the Notes must be declared effective by the SEC and such exchange be consummated or the Company will incur additional interest expense on the Notes up to a maximum 0.5% per annum. The Company filed the registration statement with the SEC on April 10, 2013 and the registration statement became effective on April 22, 2013.

Long-Term Debt Extinguishment

        On July 17, 2012, the Company paid the full obligations under the First Term Loan, Incremental First Term Loan, Second Term Loan, Revolver, CoBank Term Loan and the CoBank Revolver and recorded a loss on extinguishment of debt of approximately $8,312 thousand representing the expensing of the related deferred financing costs of the aforementioned debt.

Note 7. Financial Information for Subsidiary Guarantors

        The subsidiary guarantors of the Notes are wholly owned, directly or indirectly, by WOW and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of WOW's and the co-issuer's obligations under the Notes and the indenture governing the Notes, including the payment of principal and interest on the Notes. WOW has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to WOW in the form of cash dividends, loans or advances. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, "Financial statements of guarantors and issuers of guaranteed securities registered or being registered," WOW is not required to provide condensed consolidating financial information for the subsidiary guarantors.

        The indenture governing the Notes contains covenants that, among other things, limit WOW's ability, and the ability of WOW's restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase WOW's capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to WOW from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8. Fair Value Measurements

        For the three months ended March 31, 2013 and 2012, the fair values of cash and cash equivalents, receivables, trade payable, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

  •
  Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

  •
  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

  •
  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at March 31, 2013 (in thousands)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$14,486	$—	$14,486	$—

	$14,486	$—	$14,486	$—

	Fair Value at December 31, 2012 (in thousands)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)	$15,643	$—	$15,643	$—

	$15,643	$—	$15,643	$—

(1)
The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for the Company's own nonperformance risk as well as the counterparty's as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8. Fair Value Measurements (Continued)

  interest rate swaps and the Company's as well as the counterparty's risk profile. Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy.

(2)
The fair value of the interest rate caps were calculated using a cash flow valuation model. The main inputs were obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes were then input into the valuation and discounted to reflect the time value of cash.

        There were no transfers into or out of Level 1, 2 or 3 during three months ended March 31, 2013 and 2012.

        The Company's outstanding debt balances bear interest at variable rates, which, if left unmanaged, would expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of March 31, 2013, WOW has an interest rate swap covering $190,000 thousand of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016. The Company adjusts its interest rate swaps to estimated fair value at the end of each reporting period with the related change in fair value recorded in realized and unrealized gain (loss) on derivative instruments.

        In January 2013, WOW entered into two interest rate cap transactions with two financial institutions. The aggregate notional amount of debt covered by the caps is $266,000 thousand. The caps each have a strike price rate of $1.25% based on LIBOR and expire in January of 2015. The Company paid an aggregate of $206 thousand for these interest rate caps. The interest rate caps are accounted for as a derivative with fair value adjustments recorded at each reporting date.

        The estimated fair value of the Company's long-term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,120,962 thousand, compared to a carrying value of $2,981,483 thousand and therefore, is categorized as a Level 1 within the fair value hierarchy.

        The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of long-term debt can be significant. The significant unobservable inputs for the senior unsecured notes are risk-free interest rates and credit spread assumptions. The risk-free interest rate is negatively correlated to the fair value measure. An increase (decrease) in risk-free interest rates will decrease (increase) the fair value measure. The credit spread is negatively correlated to the fair value measure. An increase (decrease) in the credit spread will decrease (increase) the fair value measure.

Note 9. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee was $250 thousand per quarter prior to July 2012, when the management fee increased to $375 thousand per

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Related Party Transactions (Continued)

quarter. The Company paid $408 thousand and $270 thousand for the three months ended March 31, 2013 and 2012, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and its Subsidiaries. As of March 31, 2013 and December 31, 2012, the receivable from the Parent and its Subsidiaries amounted to $257 thousand and $138 thousand, respectively.

Note 10. Subsequent Events

Refinancing of July 17, 2012 Senior Secured Credit Facilities

        On April 1, 2013, the Company entered into a first amendment ("First Amendment") to the Senior Secured Credit Facilities, dated as of July 17, 2012 Credit Agreement among the Company, the guarantors thereto, the lenders party thereto, and the other parties thereto.

        The First Amendment provides for the refinancing of the Senior Secured Credit facilities, resulting in a) $200,000 thousand in Revolving Credit Loans which bear interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50%, b) $400,000 thousand in Term B-1 Loans, which bear interest, at the Company's option, at LIBOR plus 3.25% or ABR plus 2.25% and c) $1,560,400 thousand in Term B Loans, which bear interest, at the Company's option, (x) if the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%, and (y) if the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. The term facilities include a 1.00% LIBOR floor.

        The First Amendment will replace $200,000 thousand in Revolving Credit Facility and $1,905,600 thousand in Senior Secured Term Loans, both of which were previously priced, at the Company's option, at LIBOR plus 5.00% or ABR plus 4.00% and where the Term B Loans included a 1.25% Libor Floor. The Company used approximately $21,000 thousand of the $54,800 thousand of proceeds in excess of the total amount of debt refinanced to pay fees and expenses associated with the transaction, including a 1% soft call premium on the then existing Senior Secured Term Loans. The Company is in the process of evaluating the impact, if any, on the condensed consolidated financial statements that the refinancing might have.

        The amended maturities of the First Amendment term loans as of April 1, 2013 are as follows (in thousands):

Nine months ended December 31, 2013	$14,703
Year ended December 31, 2014	19,604
Year ended December 31, 2015	19,604
Year ended December 31, 2016	19,604
Year ended December 31, 2017	400,604
Thereafter	1,486,281

$1,960,400

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements contained in this Quarterly Report that are not historical facts contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

  •
  the wide range of competition we face in our business;

  •
  conditions in the economy, including economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

  •
  our ability to offset increased direct costs, particularly programming, with price increases;

  •
  plans to develop future networks and upgrade facilities;

  •
  the current and future markets for our services and products;

  •
  lower demand for our services;

  •
  competitive and technological developments;

  •
  our exposure to the credit risk of customers, vendors and other third parties;

  •
  possible acquisitions, alliances or dispositions;

  •
  the effects of regulatory changes on our business;

  •
  a depressed economy or natural disasters in the areas where we operate;

  •
  our substantial level of indebtedness;

  •
  certain covenants in our debt documents;

  •
  our failure to realize the anticipated benefits of acquisitions in the expected time frame or at all;

  •
  our expectations with respect to the integration and results of operations of Knology, Inc. ("Knology") and the impact of the acquisition of Knology;

  •
  our ability to manage the risks involved in the foregoing;

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in the section entitled "Risk Factors" on our registration statement on Form S-4 filed with the SEC on April 10, 2013, which became effective on April 22, 2013 (the "Registration Statement"), and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Knology Merger

        The following discussion and analysis of our financial condition and results of operations covers periods prior to the acquisition of Knology (the "Knology Merger") and periods after the Knology Merger. Accordingly, the discussion and analysis of the period before the acquisition does not reflect the significant impact that the Knology Merger had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. You should read the following discussion and analysis in conjunction with our "Unaudited Pro Forma Condensed Combined Financial and Other Data," "Summary Historical Consolidated Financial Data of WOW," "Selected Historical Consolidated Financial Data of WOW" and the historical consolidated financial statements and related notes of WOW and its subsidiaries included in our Registration Statement on Form S-4 filed with the SEC on April 10, 2013. References in this section to "WOW," "we," "us," and "our" refer to WideOpenWest Finance, LLC and its consolidated subsidiaries taken as a whole.

Overview

        We are a fully integrated provider of cable television ("Video"), high-speed data ("HSD") and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At March 31, 2013, our networks passed approximately 2,968,000 homes and served approximately 817,100 total customers, reflecting a total customer penetration rate of 28%.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our Video, HSD and Telephony services. We believe that our strategy of operating in secondary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value bundling of our services and investments in new service offerings.

        We believe the current economic conditions in the United States, including the housing market and relatively high unemployment levels, may adversely affect consumer demand for our services, especially Video. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. The housing market continues to suffer with depressed home prices and along with continued high levels of unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

        In addition, we are susceptible to risks associated with the potential financial instability of our vendors and third parties on which we rely to provide products and services or to which we delegate certain functions. The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. In addition, programming costs are a significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

Refinancing of July 17, 2012 Senior Secure Credit Facilities

        On April 1, 2013, we entered into a first amendment ("First Amendment") to our Senior Secured Credit Facilities, dated as of July 17, 2012 among the Company, the guarantors thereto, the lenders party thereto, and the other parties thereto.

        The First Amendment provides for the refinancing of our Senior Secured Credit Facilities, resulting in a) $200 million in Revolving Credit Loans which bear interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50%, (the "Revolving Facilities"), b) $400 million in Term B-1 Loans, which bear interest, at our option, at LIBOR plus 3.25% or ABR plus 2.25% and c) $1,560.4 million in Term B Loans, which bear interest, at our option, (x) if the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%, and (y) if the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. (collectively, the "Term Facilities"). The Term Facilities include a 1.00% LIBOR floor.

        The First Amendment will replace $200 million in Revolving Credit Facilities and $1,905.6 million in Senior Secured Term Loans, both of which were previously priced, at our option, at LIBOR plus 5.00% or ABR plus 4.00% and where the Term B Loans included a 1.25% Libor Floor. We used approximately $21.0 million of the $54.8 million of proceeds in excess of the total amount of debt refinanced to pay fees and expenses associated with the transaction, including a 1% soft call premium on the existing Senior Secured Term Loans.

Merger Agreement with Knology

        On April 18, 2012, we reached an agreement to acquire Knology pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers in the Southeastern and Midwestern United States high-speed Internet, cable television and telephony services.

        The Merger Agreement was approved by Knology shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, we completed the merger, pursuant to which Knology became one of our indirectly wholly owned subsidiaries. We paid cash consideration of approximately $750 million, net of cash acquired of $57 million, before direct acquisition costs, to acquire all of the outstanding shares of Knology for $19.75 per share. Upon closing of the Knology Merger we also repaid $732 million of existing Knology debt, excluding capital lease obligations. In addition, on July 17, 2012, we refinanced approximately $1,497 million, before related debt issuance costs and fees, of our then existing outstanding credit facilities.

        We believe the acquisition of Knology will solidify our position as a leading provider of triple-play (high-speed data, video and telephony) and other advanced communication services. The combination increased our geographic and competitive diversification and created a clustered footprint that will cover 19 markets in the Midwestern and Southeastern U.S. We believe WOW's and Knology's fully upgraded networks are complementary and have begun to realize significant cost savings by eliminating duplicative resources and achieving scale efficiencies. We also believe there is potential for significant longer-term operational efficiencies that will improve our profitability.

        The merger consideration and debt refinancing was funded through (i) $1,968 million borrowed under new Senior Secured Credit Facilities, (ii) issuance of the $725 million Senior Notes ("Senior

Notes") and issuance of the $295 million Senior Subordinated Notes (Senior Subordinated Notes") or together (the "Notes"), (iii) issuance of $200 million new equity, primarily to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW) and (iv) existing cash and cash equivalent balances.

        In connection with the issuance of the Notes, we entered into a registration rights agreement, pursuant to which we used our commercially reasonable efforts to file an exchange offer for the Notes in a registration statement ("Exchange Offer") with the SEC under the Securities Act of 1933, as amended. No later than 365 days from July 17, 2012, the Exchange Offer for the Notes must be declared effective by the SEC and such exchange be consummated or we will incur additional interest expense on the Notes up to a maximum 0.5% per annum. We filed the Registration Statement with the SEC on April 10, 2013 and the Registration Statement became effective on April 22, 2013.

        The effects of the Knology Merger are included in our consolidated financial statements beginning July 17, 2012. The Knology Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the acquired identifiable net assets based on assessments of their preliminary respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill.

Critical Accounting Policies and Estimates

        In the preparation of our condensed consolidated financial statements, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 90% of our total assets at March 31, 2013 and December 31, 2012, respectively.

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and indirect costs using standards developed from actual costs and operational data. Standards are established annually for items such as labor rates, indirect cost rates, and the amount of time required performing capitalizable activities. Labor costs directly associated with capitalizable projects are capitalized. The indirect costs rates are established based on analysis of the nature of costs incurred in support of capitalizable activities and the proportion directly attributable to such capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred related to capitalizable activities, and as a result should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

        Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way. Our franchise operating rights were acquired through business combinations. We do not amortize cable franchise operating rights as we have determined that they have an indefinite life. Costs incurred in negotiating and renewing cable franchise agreements are expensed as incurred. Franchise related customer relationships represent the value of the benefit to us of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base, generally four years, on a straight-line basis. Goodwill represents the excess purchase price over the fair value of the identifiable net assets we acquired in business combinations.

        Asset Impairments.    Long-lived assets, including plant, property and equipment and intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

        We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value. We calculate the fair value of franchise operating rights using an income approach, which approximates fair value by assuming a company is started owning only the franchise operating rights, and then makes investments required to build a broadband fiber optic network utilizing the franchise operating rights for its highest and best use.

        We also at least annually on October 1st evaluate our goodwill for impairment for each reporting unit (which are represented by geographical operations of cable systems managed by us). For evaluation of our goodwill, we utilize discounted cash flow analysis to estimate the fair value of each reporting unit and compare such value to the carrying amount of the reporting unit. In the event that the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

Fair Value Measurements

        U.S. GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps and caps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty's risk profile.

        We also have non-recurring valuations primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, and any impairment charges that we may report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to periodic or event-driven impairment assessments.

Legal and other contingencies

        Legal and other contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change. A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses. The actual costs of resolving a claim may be substantially different from the amount of reserve we recorded. In addition, in the normal course of business, we are subject to various other legal and regulatory claims and proceedings directed at or involving us, which in our opinion will not have a material adverse effect on our financial position or results of operations or liquidity.

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers with outstanding account balances of less than sixty days and do not include customers who only subscribe to HSD or Telephony services in this total. The following table summarizes homes passed, total customers and subscribers for our services as of each respective date (in thousands):

	Mar. 31 2011	June 30 2011	Sep. 30 2011	Dec. 31 2011	Mar. 31 2012	June 30 2012	Sep. 30 2012	Dec. 31 2012	Mar. 31 2013
Homes passed	1,635	1,656	1,668	1,679	1,778	1,794	2,914	2,962	2,968
Total customers(1)	478	478	478	477	513	509	826	826	817
Video subscribers	441	439	438	436	468	463	710	705	691
HSD subscribers	407	409	411	413	442	441	706	709	707
Telephony subscribers	251	253	253	253	261	258	450	443	433

(1)
Defined as number of customers who receive at least one of our Video, HSD or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

Financial Statement Presentation

Revenue

        Our operating revenue is primarily derived from monthly charges for Video, HSD, Telephony and other services to residential and business customers, in addition to advertising and other revenues.

  •
  Video revenue consists of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as fees from pay-per-view, video-on-demand and other events that involve a charge for each viewing.

  •
  HSD revenue consists primarily of fixed monthly fees for data service and rental of cable modems.

  •
  Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.

  •
  Other revenue consists primarily of advertising, franchise fees, broadband carrier services, dark fiber sales and installation services.

        Approximately 92% of our revenues for the three months ended March 31, 2013 are attributable to monthly subscription fees charged to customers for our Video, HSD and Telephony services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining approximate 8% of revenue for the periods above is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

Cost and Expenses

        Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, interest expense and realized and unrealized gain on derivative instruments, net.

        Operating expenses primarily include programming costs, data costs and transport costs and network access fees related to our HSD and Telephony services, cable service related expenses, costs of dark fiber sales, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses and franchise fees.

        Selling, general and administrative expenses primarily include salaries and benefits of corporate and field management, sales and marketing personal, human resources and related administrative costs.

        Operating and selling, general and administrative expenses exclude depreciation and amortization expense, which is presented separately in the accompanying condensed consolidated statement of operations.

        Depreciation and amortization expenses include depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions.

        Realized and unrealized gain (loss) on derivative instruments, net includes adjustments to fair value for the various interest rate swaps and caps we enter on the required portions of our outstanding variable debt. As we do not use hedge accounting for financial reporting purposes, at the end of each reporting period, the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

        We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

        As noted under Overview above, the comparability of our operating results during 2013 and 2012 is affected by our July 17, 2012 Knology Merger and to a lesser extent our January 13, 2012 acquisition of certain assets in and around Lansing, Michigan ("Mid-Michigan Assets"). The acquisition impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. The 2012 Acquisition impact represents the historical operating results of the Knology Merger for the period January 1 to March 31, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

Results of operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

	Three months ended March 31,		Change		Change excluding 2012 Acquisitions
	2013	2012	$	%	$	%
	(in millions)
Revenue	$296.4	$164.8	$131.6	80%	$(1.7)	1%
Costs and expenses:
Operating (excluding depreciation and amortization)	165.7	95.5	70.2	74%	2.5	3%
Selling, general and administrative	34.8	13.7	21.1	*	(1.0)	(8)%
Depreciation & amortization	64.8	36.3	28.5	79%	(1.9)	(5)%
Management fee to related party	0.4	0.3	0.1	33%	0.1	51%

	265.7	145.8	119.9	82%	(0.3)	*

Income from operations	30.7	19.0	11.7	62%	$(1.4)	(7)%
Other income (expense):
Interest expense	(66.9)	(18.9)	(48.0)	*
Realized and unrealized gain on derivative instruments	1.0	3.4	(2.4)	(71)%
Other income, net	0.1	0.1	—	*

Net income (loss)	$(35.1)	$3.6	$(38.7)	*

*—Not meaningful

Revenue

        Total revenue increased $131.6 million or 80% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Excluding the impact of the 2012 Acquisitions, total revenue decreased $1.7 million or 1% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease in total revenue was primarily due to loss in total customers offset by increases in ARPU, which is calculated as the total subscription revenue divided by the average monthly total customers during the period. The ARPU increase is primarily due to implemented annual rate increases. Decrease in other revenue is primarily due to decrease in advertising revenue. A summary of revenue is as follows:

	Three months ended March 31,
	% of Revenue		Revenue			Change Excluding 2012 Acquisitions
	2013	2012	2013	2012	Change
			(in millions)
Subscription	92%	93%	$274.1	$153.4	$120.7	$(0.7)
Other	8%	7%	22.3	11.4	10.9	(1.0)

Total	100%	100%	$296.4	$164.8	$131.6	$(1.7)

        The following table summarizes the change in subscription and other revenue:

	Three months ended March 31, 2013
	Subscription revenue	Other revenue	Total
	(in millions)
Decrease in customers	$(2.8)	$—	$(2.8)
Increase in ARPU	2.1	—	2.1
Decrease non- subscription revenue	—	(1.0)	(1.0)

	(0.7)	(1.0)	(1.7)
Impact of 2012 acquisitions	121.4	11.9	133.3

Total	$120.7	$10.9	$131.6

Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $70.2 million or 74% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Excluding the impact of the 2012 Acquisitions, total operating expenses (excluding depreciation and amortization) increased $2.5 million or 3% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase was primarily due to a $2.5 million increase in Video programming expenses primarily due to higher rates charged by programmers.

Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $21.1 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Excluding the impact of the 2012 Acquisitions, total SG&A expenses decreased $1.0 million or 8% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 primarily due to the realization of increased efficiencies.

Depreciation and amortization expenses

        Depreciation and amortization expenses increased $28.5 million or 79% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Excluding the impact of the

2012 Acquisitions, total depreciation and amortization expenses decreased $1.9 million or 5% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to retirements offset by capital expenditures in the period.

Management fee to related party expenses

        We pay a quarterly management fee plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW). During July 2012, the quarterly management fee of $0.3 million per quarter increased to $0.4 million per quarter.

Interest expense

        Interest expense increased $48.0 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in interest expense is due to the overall increased level of long-term debt due primarily to the July 17, 2012 refinancing of our then existing debt and the financing for the Knology Merger and the associated increase in overall effective interest rates on our new Senior Secured Credit Facilities and Notes, which have an overall effective interest rate of approximately 7.91% at March 31, 2013 versus an overall effective interest rate of 4.01% of our then existing debt at March 31, 2012.

Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments, net decreased $2.4 million or 71% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At March 31, 2013, we had $130.7 million in current assets, including $26.2 million in cash and cash equivalents, and $216.0 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,977.1 million, of which $21.8 million is classified as current in our condensed consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. At March 31, 2013, we had borrowing capacity of $138.1 million under our Revolving Credit Facility. We believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in 2013.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities decreased $17.9 million from $33.4 million for the three months ended March 31, 2012 to $15.5 million for the three months ended March 31, 2013. The decrease was primarily attributable to an increase in net loss of $38.7 million, largely offset by an increase in non-cash charges of $38.5 million and a decrease in net operating assets and liabilities of $18.1 million. The decrease in net operating assets and liabilities was primarily comprised of a $25.5 million decrease in interest payable.

Investing Activities

        Net cash used in investing activities decreased $51.4 million from $81.6 million for the three months ended March 31, 2012 to $30.2 million for the three months ended March 31, 2013, primarily due to the $49.1 million net cash impact of the Mid-Michigan Asset acquisition in 2012.

Financing Activities

        Net cash provided by financing activities decreased $32.4 million to $57.4 million for the three months ended March 31, 2012 compared to $25.0 million for the three months ended March 31, 2013, primarily due to borrowings to fund the Mid-Michigan Assets acquisition in 2012.

Capital Expenditures

        Capital expenditures were $30.4 million and $32.8 million for the three months ended March 31, 2013 and 2012, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. Higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, may also increase projected capital expenditures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facilities. As of March 31, 2013, borrowings under the Term Facilities and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00%) or an alternative base rate (which is subject to a minimum rate of 2.00%). The applicable margins for the Term B Facility borrowings may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Facility borrowings are 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility are 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of March 31, 2013, after considering our interest rate swaps and caps, approximately 77% of our Senior Secured Credit Facilities is still variable rate debt. Assuming a hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facilities as of March 31, 2013) would result in an annual interest expense change of up to approximately $15.0 million on our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities were amended April 1, 2013. See Note 10 to Part I, Item 1.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

        In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        As of March 31, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings

        We are subject to litigation in the normal course of our business. However, in our opinion, there is no other legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations or liquidity. We are also a party to regulatory proceedings affecting the segments of the communications industry generally in which we engage in business.

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our Registration Statement on Form S-4 filed with the SEC on April 10, 2013.

Item 2.    Unregistered Sales of Equity Proceeds and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine and Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
May 22, 2013	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Furnished herewith