Form 10-Q
period 2013-06-30
WideOpenWest Finance, LLC
filed 2013-08-14
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

        This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$21.1	$15.9
Accounts receivable—trade, net of allowance for doubtful accounts of $9.9 and $9.2, respectively	80.5	85.0
Accounts receivable—other	9.4	7.0
Prepaid expenses and other	14.7	11.7

Total current assets	125.7	119.6
Plant, property and equipment, net (note 4)	854.0	860.9
Franchise operating rights	1,098.4	1,098.4
Goodwill	478.4	478.4
Intangible assets subject to amortization, net	97.8	115.9
Debt issuance costs, net (note 6)	98.6	145.7
Investments	16.7	17.9
Other noncurrent assets	1.7	2.6

Total assets	$2,771.3	$2,839.4

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$33.2	$28.9
Accrued interest	61.6	53.5
Accrued liabilities and other (note 5)	88.5	78.9
Current portion of debt and capital lease obligations (note 6)	21.9	22.6
Unearned service revenue	44.7	42.4

Total current liabilities	249.9	226.3
Long-term debt and capital lease obligations—less current portion (note 6)	2,954.2	2,929.4
Deferred income taxes	285.1	285.1
Fair value of derivative instruments (note 8)	13.2	15.6
Other noncurrent liabilities	1.0	1.1

Total liabilities	3,503.4	3,457.5

Commitments and contingencies (note 9)
Members' deficit	(176.9)	(176.9)
Accumulated deficit	(555.2)	(441.2)

Total members' deficit	(732.1)	(618.1)

Total liabilities and members' deficit	$2,771.3	$2,839.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenue	$301.4	$169.4	$597.8	$334.2

Costs and expenses:
Operating (excluding depreciation and amortization)	165.5	97.8	331.2	193.3
Selling, general and administrative	36.9	23.5	71.7	37.2
Depreciation & amortization	63.2	37.6	128.0	73.9
Management fee to related party	0.4	0.3	0.8	0.6

	266.0	159.2	531.7	305.0

Income from operations	35.4	10.2	66.1	29.2
Other income (expense):
Interest expense	(57.9)	(17.8)	(124.8)	(36.7)
Loss on extinguishment of debt	(57.3)	—	(57.3)	—
Realized and unrealized gain on derivative instruments, net	1.2	2.6	2.2	6.0
Other income (expense), net	(0.3)	0.1	(0.2)	0.2

Net loss	$(78.9)	$(4.9)	$(114.0)	$(1.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2013	2,172,212	676,972	375,702	$(176.9)	$(441.2)	$(618.1)
Management Units grant, net	—	—	2,920	—	—	—
Net loss	—	—	—	—	(114.0)	(114.0)

Balances at June 30, 2013	2,172,212	676,972	378,622	$(176.9)	$(555.2)	$(732.1)

(1)
Includes Class C and C-1 through C-7 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net loss	$(114.0)	$(1.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128.0	73.9
Loss on extinguishment of debt (note 6)	57.3	—
Soft call premium payment (note 6)	(19.1)	—
Realized and unrealized gain on derivative instruments	(2.2)	(6.0)
Provision for doubtful accounts	9.6	5.4
Amortization of debt issuance costs	11.1	1.5
Other non-cash items	1.1	0.6
Changes in operating assets and liabilities:
Receivables and other operating assets	(9.5)	(9.0)
Payables and accruals	11.9	5.2

Net cash flows provided by operating activities	74.2	70.3

Cash flows from investing activities:
Capital expenditures	(90.1)	(73.7)
Mid-Michigan Assets acquisition, net of cash acquired	—	(54.9)
Change in deposit placed into escrow due to Mid-Michigan Assets acquisition	—	5.8
Other investing activities	0.6	0.5

Net cash flows used in investing activities	(89.5)	(122.3)

Cash flows from financing activities:
Proceeds from issuance of debt	1,960.4	40.0
Proceeds from revolving credit facility	31.0	20.0
Payments on debt and capital lease obligations	(1,969.0)	(5.1)
Payment of debt issuance costs	(1.9)	(0.6)

Net cash flows provided by financing activities	20.5	54.3

Increase in cash and cash equivalents	5.2	2.3
Cash and cash equivalents, beginning of period	15.9	19.3

Cash and cash equivalents, end of period	$21.1	$21.6

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$105.7	$38.9

Cash paid during the periods for income taxes	$—	$0.3

Non-cash financing activities:
Capital expenditures included in accounts payable and accrued expenses	$10.7	$9.2

Assets acquired under capital lease obligations	$1.5	$0.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General Information

        WideOpenWest Finance, LLC ("WOW") was legally formed in Delaware on November 13, 2001, and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WideOpenWest Networks, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

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

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. The year-end condensed consolidated balance sheet was derived from audited financial statements. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations included in the Company's registration statement on Form S-4 filed with the SEC on April 10, 2013.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

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

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued the following Accounting Standards Updates ("ASU") having potential impact to our financial condition, results of operation, or cash flows:

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of the adoption of this new guidance on our condensed consolidated financial statements.

        FASB ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has evaluated the standard and does not anticipate it having any effect on its financial condition, results of operations, or cash flows.

Note 3. Acquisitions

Merger with Knology

        On April 18, 2012, the Company reached an agreement to acquire Knology, Inc. and its subsidiaries ("Knology"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers video, high-speed data, and telephony services in the Southeastern and Midwestern United States. The Merger Agreement was approved by Knology shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, the Company completed the merger in order to expand its market presence in the Midwestern and Southeastern United States and further generate operating synergies. The effects of the Knology Merger are included in the Company's consolidated financial statements beginning July 17, 2012.

        The Company paid cash consideration of $749.9 million, net of cash acquired of $57.3 million and before direct acquisition costs, to acquire all of the outstanding shares of Knology for $19.75 per share as follows (in millions):

Cash paid to Knology shareholders	$807.2
Knology cash acquired	(57.3)

$749.9

        The Company also repaid the existing Knology debt of $732.5 million, including accrued interest and an outstanding interest rate swap, but excluding capital lease obligations, upon completion of the Knology Merger on July 17, 2012.

        The merger consideration and debt refinancing was funded through (i) $1,968.0 million borrowed under new Senior Secured Credit Facilities, (ii) issuance of the $725.0 million Senior Notes, (iii) issuance of the $295.0 million Senior Subordinated Notes, (iv) issuance of $200.0 million new equity, primarily to Avista Capital Partners (the majority voting unit holder of the Parent) and (v) existing cash and cash equivalent balances. The Knology Merger has been accounted for using the acquisition method of accounting. The summary of the purchase price and fair value of assets acquired and liabilities assumed for the Knology Merger at the July 17, 2012 acquisition date is presented as

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisitions (Continued)

follows. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash and cash equivalents	$57.3
Working capital acquired	(14.8)
Investments	17.9
Plant, property and equipment	443.8
Goodwill(1)	444.2
Intangible assets subject to amortization(2)	129.8
Franchise operating rights(3)	770.6
Other assets	1.1
Long-term debt, accrued interest and outstanding interest rate swap	(732.4)
Deferred tax liability	(285.9)
Unearned service revenue	(18.3)
Capital lease obligations	(6.1)

Fair value of assets acquired, net of liabilities assumed	807.2
Cash and cash equivalents acquired	(57.3)

Fair value of consideration transferred	$749.9

(1)
The goodwill recognized in connection with the Knology Merger is primarily attributable to (i) the ability to take advantage of the existing broadband cable systems of Knology and to gain immediate access to potential customers in the Southeastern and Midwestern markets of the United States and (ii) substantial synergies that are expected to be achieved through the integration of Knology with the Company's existing operations. The goodwill will not be deductible for tax purposes by the Company.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisitions (Continued)

Mid-Michigan Assets Acquisition from Broadstripe

        On August 16, 2011, the Company reached an agreement to acquire certain Michigan assets of Broadstripe, LLC ("Broadstripe"), a broadband communications provider in Michigan, Oregon, Washington and Maryland, for a cash purchase price of approximately $55.0 million, subject to closing and post-closing adjustments (the "Mid-Michigan Assets" acquisition).

        A good faith deposit of $5.8 million was made by the Company into an escrow account on August 19, 2011. The closing of the transaction occurred on January 13, 2012. The purchase price was financed with available cash, $20.0 million borrowed under an existing revolving credit facility and $40.0 million of proceeds from a new credit facility. The Company acquired the Mid-Michigan Assets serving approximately 32,000 customers, passing approximately 85,000 homes, in order to expand market presence and to generate operating synergies. The Mid-Michigan Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Mid-Michigan Assets acquisition are included in the Company's consolidated financial statements beginning January 13, 2012.

Pro Forma Information

        The following unaudited pro forma financial information presents the combined results of operations of WOW, Knology and Mid-Michigan Assets as if the Knology Merger and related July 17, 2012 financing and Mid-Michigan Asset acquisition had occurred as of January 1, 2012. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had occurred on such date. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets. The unaudited pro forma results for the three and six months ended June 30, 2012 are as follows (in millions):

	Three months ended June 30, 2012	Six months ended June 30, 2012
Revenue	$302.0	$600.1
Net loss	$(40.2)	$(74.1)

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Distribution facilities	$946.9	$886.8
Customer premise equipment	330.4	323.5
Head-end equipment	186.9	180.1
Telephony infrastructure	85.2	89.9
Computer equipment and software	37.6	33.6
Vehicles	21.6	29.9
Buildings and leasehold improvements	52.4	50.9
Office and technical equipment	28.0	18.8
Land	7.7	7.7
Construction in progress (including material inventory and other)	43.8	22.0

Total plant, property and equipment	1,740.5	1,643.2
Less accumulated depreciation	(886.5)	(782.3)

	$854.0	$860.9

        Depreciation expense for the three months ended June 30, 2013 and 2012 was $54.0 million and $37.4 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $108.3 million and $73.6 million, respectively. Included in depreciation expense were losses on write-offs or sales of customer premise equipment of $0.2 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively and $0.3 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Programming costs	$31.8	$30.2
Franchise, copyright and revenue sharing fees	9.8	11.0
Payroll and employee benefits	14.6	11.8
Property, income, sales and use taxes	12.2	8.6
Utility pole rentals	3.5	3.0
Legal and professional fees	1.6	2.7
Other accrued liabilities	15.0	11.6

	$88.5	$78.9

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	June 30, 2013			December 31, 2012
	Available borrowing capacity	Weighted average interest rate(2)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.75%	$1,556.5	$—
Term B-1 Loans	—	4.25%	399.0	—
Senior Secured Term Loans	—	—	—	1,910.4
Revolving Credit Facility(1)	189.3	—	—	20.0
Senior Notes	—	10.25%	725.0	725.0
Senior Subordinated Notes, net of discount(3)	—	13.38%	290.7	290.5

Total long-term debt	$189.3	6.88%	2,971.2	2,945.9

Capital lease obligations			4.9	6.1

Total long-term debt and capital lease obligations			2,976.1	2,952.0
Less current portion			(21.9)	(22.6)

Long-term portion			$2,954.2	$2,929.4

(1)
Available borrowing capacity at June 30, 2013 represents $200.0 million of total availability less outstanding borrowings of $0 and letters of credit of $10.7 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average interest rate in effect at June 30, 2013 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At June 30, 2013, the carrying value of the net original issue discount was $4.3 million.

Refinancing of July 17, 2012 Senior Secured Credit Facilities

        On April 1, 2013, the Company entered into a first amendment (the "First Amendment") to its July 17, 2012 credit agreement among the Company, the guarantors thereto, the lenders party thereto, and the other parties thereto (the "Prior Senior Secured Credit Facility").

        The First Amendment provides for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

totaling $1.2 million beginning June 30, 2013.The Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% adjusted base rate or ("ABR") plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%.
Term B Loans
If the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. If the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%. LIBOR floor of 1.00%.

        The Company also pays a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company's leverage ratio.

        The First Amendment provided for the refinancing of the Company's then outstanding borrowings under the Prior Senior Secured Credit Facility, which consisted of a $1,920.0 million, six-year senior secured term loan facility (the "Prior Senior Secured Term Loans") and a $200.0 million, five-year senior secured revolving credit facility (the "Prior Revolving Credit Facility").

        The First Amendment replaced $51.0 million in then outstanding Prior Revolving Credit Facility loans and $1,905.6 million in the then outstanding Prior Senior Secured Term Loans, both of which were previously priced, at the Company's option, at LIBOR plus 5.00% or ABR plus 4.00%. The Prior Senior Secured Term Loans included a 1.25% Libor floor. The Company paid approximately $21.0 million for underwriting and other fees and expenses incurred in connection with the First Amendment, including a 1% soft call premium of $19.1 million on the then Prior Senior Secured Term Loans. For accounting purposes, the First Amendment refinancing was treated as a debt modification, resulting in the majority of the fees and expenses being capitalized as debt issue costs. In addition, the Company recorded a loss on extinguishment of debt of approximately $57.3 million, primarily representing the expensing of debt issue costs related to the Prior Senior Secured Term loans.

        The obligations of the Company under the First Amendment are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The First Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The First Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at June 30, 2013.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

Senior Notes and Senior Subordinated Notes

        In conjunction with the Knology Merger (note 3), the Company, and its wholly-owned subsidiary, WideOpenWest Capital Corp. as co-issuer, issued $725.0 million Senior Notes ("Senior Notes") and the $295.0 million Senior Subordinated Notes, including original issuance discount of $4.9 million ("Senior Subordinated Notes") (together, the "Notes") and paid fees and expenses totaling approximately $30.0 million, a majority of which were capitalized as debt issue costs. The Senior Notes and the Senior Subordinated Notes were issued at par and 98.337%, respectively. The Notes represent general unsecured obligations of the Company and WideOpenWest Capital Corp. and bear interest at 10.25% and 13.375%, respectively. The Senior Notes will mature on July 15, 2019 and the Senior Subordinated Notes will mature on October 15, 2019. Interest on the Notes will be due semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2013. On or after July 15, 2015, the Company may redeem some or all of either series of Notes at reducing redemption prices gradually reducing to par value in 2018. Prior to such date, the Company also may redeem some or all of either series of Notes at a redemption price of 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. In addition, the Company may redeem up to 40% of the aggregate principal amount of either series of Notes before July 15, 2015 with the proceeds of certain equity offerings at a redemption price of 110.250% of the principal amount of the Senior Notes and 113.375% of the principal amount of the Senior Subordinated Notes, in each case plus accrued and unpaid interest to the redemption date.

        The Company's and WideOpenWest Capital Corp.'s obligations under the Notes are guaranteed by substantially all of its existing and recently acquired subsidiaries. The Notes represent unsecured obligations of the Company and WideOpenWest Capital Corp. and are effectively subordinated to all secured lenders of the Company. The Notes contain a number of customary covenants.

        In connection with the issuance of the Notes, the Company entered into a registration rights agreement to file an exchange offer for the Notes in a registration statement (the "Exchange Offer") with the SEC, under the Securities Act of 1933. The Company filed the registration statement with the SEC on April 10, 2013 and the registration statement became effective on April 22, 2013. The Company closed the Exchange Offer on May 23, 2013.

Long-Term Debt Extinguishment

        As noted above, on April 1, 2013, the Company paid the full obligations under the Prior Senior Secured Credit Facility and recorded a loss on extinguishment of debt of approximately $57.3 million representing the expensing of the related deferred financing costs of the aforementioned debt.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

        The amended maturities of the Term B and Term B-1 Loans under the First Amendment as of June 30, 2013 are as follows (in millions):

Six months ended December 31, 2013	$9.8
Year ended December 31, 2014	19.6
Year ended December 31, 2015	19.6
Year ended December 31, 2016	19.6
Year ended December 31, 2017	400.6
Thereafter	1,486.3

$1,955.5

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

Note 8. Fair Value Measurements

        The fair values of cash and cash equivalents, receivables, trade payable, short-term borrowings and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at June 30, 2013 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$13.2	$—	$13.2	$—

	$13.2	$—	$13.2	$—

	Fair Value at December 31, 2012 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)	$15.6	$—	$15.6	$—

	$15.6	$—	$15.6	$—

(1)
The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for the Company's own nonperformance risk as well as the counterparty's as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and the Company's as well as the counterparty's risk profile.

(2)
The fair value of the interest rate caps were calculated using a cash flow valuation model. The main inputs were obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes were then input into the valuation and discounted to reflect the time value of cash.

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the six months ended June 30, 2013 and 2012.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8. Fair Value Measurements (Continued)

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of June 30, 2013, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016. The Company adjusts its interest rate swaps to estimated fair value at the end of each reporting period with the related change in fair value recorded in realized and unrealized gain (loss) on derivative instruments.

        In January and April of 2013, WOW entered into three interest rate cap transactions with three financial institutions. The aggregate notional amount of debt covered by the caps is $278.0 million. Two of the caps have a strike price rate of 1.25% based on LIBOR and expire in January of 2015. The third cap has a strike price rate of 1.0% based on LIBOR and expires in January 2015. The Company paid an aggregate of $0.2 million for these interest rate caps. The interest rate caps are accounted for as a derivative with fair value adjustments recorded at each reporting date.

        The estimated fair value at June 30, 2013 of the Company's long-term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,056.7 million, compared to a carrying value of $2,980.3 million and therefore, is categorized as a Level 1 within the fair value hierarchy.

Note 9. Commitments and Contingencies

        The Company is party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or its cash flows.

Note 10. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee was $0.3 million

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10. Related Party Transactions (Continued)

per quarter prior to July 2012, when the management fee increased to $0.4 million per quarter. The Company paid $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively and paid $0.8 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and its Subsidiaries. As of June 30, 2013 and December 31, 2012, the receivable from the Parent and its Subsidiaries amounted to $0.3 million and $0.1 million, respectively.

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

Merger Activity

        The following discussion and analysis of our financial condition and results of operations covers periods prior to the acquisition of Knology (the "Knology Merger"), our January 13, 2012 acquisition of certain assets in and around Lansing Michigan ("Mid-Michigan Assets") and periods after those mergers. Accordingly, the discussion and analysis of the period before the acquisitions do not reflect the significant impact that the mergers had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. You should read the following discussion and analysis in conjunction with our "Unaudited Pro Forma Condensed Combined Financial and Other Data," "Summary Historical Consolidated Financial Data of WOW," "Selected Historical Consolidated Financial Data of WOW" and the historical consolidated financial statements and related notes of WOW and its subsidiaries included in our Registration Statement. References in this section to "WOW," "we," "us," and "our" refer to WideOpenWest Finance, LLC and its consolidated subsidiaries taken as a whole.

        As noted above, the comparability of our operating results during 2013 and 2012 is affected by our July 17, 2012 Knology Merger and to a lesser extent Mid-Michigan Assets. The acquisition impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. As noted in Results of operations below, the 2012 Acquisition impact represents the historical operating results of the Knology Merger for the period January 1 to June 30, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

Overview

        We are a fully integrated provider of cable television ("Video"), high-speed data ("HSD") and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At June 30, 2013, our networks passed approximately 2,981,000 homes and served approximately 815,000 total customers, reflecting a total customer penetration rate of approximately 27%.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our Video, HSD and Telephony services. We believe that our strategy of operating primarily in secondary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value bundling of our services and investments in new service offerings.

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

Refinancing of July 17, 2012 Senior Secured Credit Facilities

        On April 1, 2013, we entered into a first amendment (the "First Amendment") to our July 17, 2012 credit agreement among us, the guarantors thereto, the lenders party thereto, and the other parties thereto (the "Prior Senior Secured Credit Facility").

        The First Amendment provides for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments totaling $1.2 million beginning June 30, 2013. The Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% or adjusted base rate ("ABR") plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%.
Term B Loans
If the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. If the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%. LIBOR floor of 1.00%.

        We also pay a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on our leverage ratio.

        The First Amendment provided for the refinancing of our then outstanding borrowings under the Prior Senior Secured Credit Facility, which consisted of a $1,920.0 million, six-year senior secured term loan facility (the "Prior Senior Secured Term Loans") and a $200.0 million, five-year senior secured revolving credit facility (the "Prior Revolving Credit Facility").

        The First Amendment replaced $51.0 million in then outstanding Prior Revolving Credit Facility loans and $1,905.6 million in the then outstanding Prior Senior Secured Term Loans, both of which were previously priced, at our option, at LIBOR plus 5.00% or ABR plus 4.00%. The Prior Senior Secured Term Loans included a 1.25% Libor floor. We paid approximately $21.0 million for underwriting and other fees and expenses incurred in connection with the First Amendment, including a 1% soft call premium of $19.1 million on the then Prior Senior Secured Term Loans. For accounting purposes, the First Amendment refinancing was treated as a debt modification, resulting in the majority of the fees and expenses being capitalized as debt issue costs. In addition, we recorded a loss on extinguishment of debt of approximately $57.3 million, primarily representing the expensing of debt issue costs related to the Prior Senior Secured Term loans.

        The obligations under the First Amendment are guaranteed by our Members and our subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of us and the guarantors, subject to certain exceptions. The First Amendment contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with us and our affiliates. The First Amendment also requires us to comply with a maximum senior secured leverage ratio.

Merger Agreement with Knology

        On April 18, 2012, we reached an agreement to acquire Knology pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers in the Southeastern and Midwestern United States high-speed Internet, cable television and telephony services.

        The Merger Agreement was approved by Knology shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, we completed the merger, pursuant to which Knology became one of our indirectly wholly owned subsidiaries. We paid cash consideration of approximately $749.9 million, net of cash acquired of $57.3 million, before direct acquisition costs, to acquire all of the outstanding shares of Knology for $19.75 per share. Upon closing of the Knology Merger we also repaid $732.5 million of existing Knology debt, excluding capital lease obligations. In addition, on July 17, 2012, we refinanced approximately $1,499.7 million, before related debt issuance costs and fees, of our then existing outstanding credit facilities.

        We believe the acquisition of Knology will solidify our position as a leading provider of triple-play (high-speed data, video and telephony) and other advanced communication services. The combination increased our geographic and competitive diversification and created a clustered footprint that will cover nineteen markets in the Midwestern and Southeastern United States. We believe WOW's and Knology's fully upgraded networks are complementary and have begun to realize significant cost savings by eliminating duplicative resources and achieving scale efficiencies. We also believe there is potential for significant longer-term operational efficiencies that will improve our profitability.

        The merger consideration and debt refinancing was funded through (i) $1,968.0 million borrowed under new Senior Secured Credit Facilities, (ii) issuance of the $725.0 million Senior Notes ("Senior Notes") and issuance of the $295.0 million Senior Subordinated Notes (Senior Subordinated Notes") or together (the "Notes"), (iii) issuance of $200.0 million new equity, primarily to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW) and (iv) existing cash and cash equivalent balances.

        In connection with the issuance of the Notes, the Company entered into a registration rights agreement to file an exchange offer for the Notes in a registration statement (the "Exchange Offer") with the SEC, under the Securities Act of 1933. The Company filed the registration statement with the SEC on April 10, 2013 and the registration statement became effective on April 22, 2013. The Company closed the Exchange Offer on May 23, 2013.

        The effects of the Knology Merger are included in our consolidated financial statements beginning July 17, 2012. The Knology Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill.

Critical Accounting Policies and Estimates

        In the preparation of our condensed consolidated financial statements, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 91% and 90% of our total assets at June 30, 2013 and December 31, 2012, respectively.

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed form operational data, including the proportionate time to perform a new installation relative to the total installation activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred related to capitalizable activities, and as a result should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

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

        We also at least annually on October 1 evaluate our goodwill for impairment for each reporting unit (which are represented by geographical operations of cable systems managed by us). For evaluation of our goodwill, we utilize discounted cash flow analysis to estimate the fair value of each reporting unit and compare such value to the carrying amount of the reporting unit. In the event that the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

Fair Value Measurements

        GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps and caps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty's risk profile. The fair value of the interest rate caps are calculated using a cash flow valuation model. The main inputs are obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes are then input into the valuation and discounted to reflect the time value of cash.

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

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. The following table summarizes homes passed, total customers and subscribers for our services as of each respective date (in thousands):

	Sep. 30 2011	Dec. 31 2011	Mar. 31 2012	June 30 2012	Sep. 30 2012	Dec. 31 2012	Mar. 31 2013	June 30 2013
Homes passed	1,668	1,679	1,778	1,794	2,914	2,962	2,968	2,981
Total customers(1)	478	477	513	509	826	826	817	815
Video subscribers	438	436	468	463	710	705	691	682
HSD subscribers	411	413	442	441	706	709	707	709
Telephony subscribers	253	253	261	258	450	443	433	430

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

        Approximately 92% of our revenues for the three months ended June 30, 2013 are attributable to monthly subscription fees charged to customers for our Video, HSD and Telephony services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining approximate 8% of revenue for the three months ended June 30, 2013 is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

Cost and Expenses

        Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, interest expense and realized and unrealized gain (loss) on derivative instruments, net.

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

        As noted under Merger Activity above, the comparability of our operating results during 2013 and 2012 is affected by our July 17, 2012 Knology Merger and to a lesser extent our January 13, 2012 acquisition of Mid-Michigan Assets. The acquisition impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. The 2012 Acquisition impact represents the historical operating results of the Knology Merger for the period January 1 to June 30, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

Results of operations

        The following table summarizes our results of operation for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,		Change		Change excluding 2012 Acquisitions
	2013	2012	$	%	$	%
	(in millions)
Revenue	$301.4	$169.4	$132.0	78%	$(0.6)	*
Costs and expenses:
Operating (excluding depreciation and amortization)	165.5	97.8	67.7	69%	0.5	*
Selling, general and administrative	36.9	23.5	13.4	57%	4.0	17%
Depreciation & amortization	63.2	37.6	25.6	68%	(14.5)	(38)%
Management fee to related party	0.4	0.3	0.1	33%	0.1	33%

	266.0	159.2	106.8	67%	(9.9)	(6)%

Income from operations	35.4	10.2	25.2	*	$9.3	91%
Other income (expense):
Interest expense	(57.9)	(17.8)	(40.1)	*
Loss on extinguishment of debt	(57.3)	—	(57.3)	*
Realized and unrealized gain on derivative instruments, net	1.2	2.6	(1.4)	(54)%
Other income (expense), net	(0.3)	0.1	(0.4)	*

Net loss	$(78.9)	$(4.9)	$(74.0)	*

*—Not meaningful

        The following table summarizes our results of operation for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,		Change		Change excluding 2012 Acquisitions
	2013	2012	$	%	$	%
	(in millions)
Revenue	$597.8	$334.2	$263.6	79%	$(2.3)	(1)%
Costs and expenses:
Operating (excluding depreciation and amortization)	331.2	193.3	137.9	71%	3.1	2%
Selling, general and administrative	71.7	37.2	34.5	93%	2.9	8%
Depreciation & amortization	128.0	73.9	54.1	73%	(16.4)	(22)%
Management fee to related party	0.8	0.6	0.2	33%	0.2	33%

	531.7	305.0	226.7	74%	(10.2)	(3)%

Income from operations	66.1	29.2	36.9	*	$7.9	27%
Other income (expense):
Interest expense	(124.8)	(36.7)	(88.1)	*
Loss on extinguishment of debt	(57.3)	—	(57.3)	*
Realized and unrealized gain on derivative instruments, net	2.2	6.0	(3.8)	(63)%
Other income (expense), net	(0.2)	0.2	(0.4)	*

Net loss	$(114.0)	$(1.3)	$(112.7)	*

*—Not meaningful

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

  Revenue

        Total revenue increased $132.0 million or 78% in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total revenue decreased $0.6 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease in total revenue was primarily due to loss in total customers offset by increases in ARPU, which is calculated as the total subscription revenue divided by the average monthly total Video subscribers during the period. The ARPU increase is primarily due to implemented annual rate increases.

        The following table summarizes the change in subscription and other revenue:

	Three months ended June 30, 2013
	Subscription revenue	Other revenue	Total
	(in millions)
Decrease in customers	$(12.9)	$—	$(12.9)
Increase in ARPU	8.8	—	8.8
Increase non- subscription revenue	—	3.5	3.5

	(4.1)	3.5	(0.6)
Impact of 2012 acquisitions(1)	121.0	11.6	132.6

Total	$116.9	$15.1	$132.0

(1)
Represents revenues attributable to Knology for the three months ended June 30, 2012.

        A summary of revenue is as follows:

	Three months ended June 30,
	% of Revenue		Revenue			Change Excluding 2012 Acquisitions
	2013	2012	2013	2012	Change
			(in millions)
Subscription	92%	94%	$276.7	$159.8	$116.9	$(4.1)
Other	8%	6%	24.7	9.6	15.1	3.5

Total	100%	100%	$301.4	$169.4	$132.0	$(0.6)

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $67.7 million or 69% in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total operating expenses (excluding depreciation and amortization) increased $0.5 million in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. We experienced increases in Video programming expenses primarily due to higher rates charged by programmers. The increase was offset by decreases in other customer related direct expenses and the impact of synergy efforts realized in 2013 related to the 2012 Acquisitions.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $13.4 million or 57% in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total SG&A expenses increased $4.0 million or 17% in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 primarily due to increase in integration costs offset by the impact of the synergies and efficiencies realized in 2013 as a result of the 2012 Acquisitions.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $25.6 million or 68% in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total depreciation and amortization expenses decreased $14.5 million or 38% in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to retirements and assets being fully depreciated offset by capital expenditures in the period.

  Management fee to related party expenses

        We pay a quarterly management fee plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW). During July 2012, the quarterly management fee of $0.3 million per quarter increased to $0.4 million per quarter.

  Interest expense

        Interest expense increased $40.1 million in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in interest expense is due to the overall increased level of long-term debt due primarily to the July 17, 2012 refinancing of our then existing debt and the financing for the Knology Merger and the associated increase in overall effective interest rates on our Senior Secured Credit Facilities and Notes, which have an overall effective interest rate of approximately 6.88% at June 30, 2013 versus an overall effective interest rate of 4.01% of our then existing debt at June 30, 2012.

  Loss on early extinguishment of debt

        In connection with our April 1, 2013, First Amendment refinancing of our prior Senior Secured Credit Facility we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $57.3 million.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments, net decreased $1.4 million in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

  Revenue

        Total revenue increased $263.6 million or 79% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total revenue decreased $2.3 million or 1% in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease in total revenue was primarily due to loss in total customers offset by increases in ARPU. The ARPU increase is primarily due to implemented annual rate increases. Decrease in other revenue is primarily due to decrease in installation and advertising revenue.

        The following table summarizes the change in subscription and other revenue:

	Six months ended June 30, 2013
	Subscription revenue	Other revenue	Total
	(in millions)
Decrease in customers	$(24.8)	$—	$(24.8)
Increase in ARPU	22.2	—	22.2
Increase non- subscription revenue	—	0.3	0.3

	(2.6)	0.3	(2.3)
Impact of 2012 acquisitions(1)	242.5	23.4	265.9

Total	$239.9	$23.7	$263.6

(1)
Represents the revenues attributable to Knology for the six months ended June 30, 2012 and the Mid-Michigan Assets for the period January 1 to January 12, 2012.

        A summary of revenue is as follows:

	Six months ended June 30,
	% of Revenue		Revenue			Change Excluding 2012 Acquisitions
	2013	2012	2013	2012	Change
			(in millions)
Subscription	93%	94%	$553.1	$313.2	$239.9	$(2.6)
Other	7%	6%	44.7	21.0	23.7	0.3

Total	100%	100%	$597.8	$334.2	$263.6	$(2.3)

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $137.9 million or 71% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total operating expenses (excluding depreciation and amortization) increased $3.1 million or 2% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. We experienced increases in Video programming expenses primarily due to higher rates charged by programmers. The increase was partially offset by decreases in other customer related direct expenses and the impact of synergy efforts realized in 2013 related to the 2012 Acquisitions.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $34.5 million or 93% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total SG&A expenses increased $2.9 million or 8% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 primarily due to increase in integration costs offset by the impact of synergies and efficiencies realized as a result of the 2012 Acquisitions.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $54.1 million or 73% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Excluding the impact of the 2012 Acquisitions, total depreciation and amortization expenses decreased $16.4 million or 22% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to retirements and assets being fully depreciated offset by capital expenditures in the period.

  Management fee to related party expenses

        We pay a quarterly management fee plus any travel and miscellaneous expenses to Avista Capital Partners. During July 2012, the quarterly management fee of $0.3 million per quarter increased to $0.4 million per quarter. We paid $0.8 million and $0.6 million of management fees for the six months ended June 30, 2013 and 2012, respectively.

  Interest expense

        Interest expense increased $88.1 million in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in interest expense is due to the overall increased level of long-term debt due primarily to the July 17, 2012 refinancing of our then existing debt and the financing for the Knology Merger and the associated increase in overall effective interest rates on our new Senior Secured Credit Facilities and Notes, which have an overall effective interest rate of approximately 6.88% at June 30, 2013 versus an overall effective interest rate of 4.01% of our then existing debt at June 30, 2012.

  Loss on early extinguishment of debt

        In connection with our April 1, 2013, First Amendment refinancing of our prior Senior Secured Credit Facility we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $57.3 million.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments, net decreased $3.8 million or 63% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At June 30, 2013, we had $125.7 million in current assets, including $21.1 million in cash and cash equivalents, and $249.9 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,976.1 million, of which $21.9 million is classified as current in our condensed consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. Although we have experienced customer and subscriber losses and revenue decreases, excluding the impact of acquisitions, at June 30, 2013, we had borrowing capacity of $189.3 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in 2013.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $3.9 million from $70.3 million for the six months ended June 30, 2012 to $74.2 million for the six months ended June 30, 2013. The increase was primarily attributable to an increase in non-cash charges of $149.8 million and an increase in net operating assets and liabilities of $6.2 million offset by an increase in net loss of $112.7 million, and a $19.1 million payment of soft call premium. The increase in non-cash charges was primarily comprised of a $57.3 million increase in loss on extinguishment of debt and $54.1 million increase in depreciation and amortization. The increase in net operating assets and liabilities was primarily comprised of a $6.7 million increase in accounts payables and accrued expenses.

Investing Activities

        Net cash used in investing activities decreased $32.8 million from $122.3 million for the six months ended June 30, 2012 to $89.5 million for the six months ended June 30, 2013, primarily due to the $49.1 million net cash impact of the Mid-Michigan Asset acquisition in 2012, which is offset by an $16.4 million increase in capital expenditures for the six months ended June 30, 2013.

Financing Activities

        Net cash provided by financing activities decreased $33.8 million to $20.5 million for the six months ended June 30, 2013 compared to $54.3 million for the six months ended June 30, 2012, primarily due to borrowings to fund the Mid-Michigan Assets acquisition in 2012.

Capital Expenditures

        Capital expenditures were $90.1 million and $73.7 million for the six months ended June30, 2013 and 2012, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. Higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, may also increase projected capital expenditures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facilities. As of June 30, 2013, borrowings under the Term Facilities and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term facilities) or an alternative base rate (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Facility borrowings may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Facility borrowings are 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility are 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of June 30, 2013, after considering our interest rate swaps and caps, approximately 77% of our Senior Secured Credit Facilities is still variable rate debt. Assuming a hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facilities as of June 30, 2013) would result in an annual interest expense change of up to approximately $14.9 million on our Senior Secured Credit Facilities.

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

        As of June 30, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings

        The Company is party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or our cash flows.

Item 1A.    Risk Factors

        There has been no material changes in our risk factors from those disclosed in our Registration Statement on Form S-4 filed with the SEC on April 10, 2013.

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

WIDEOPENWEST FINANCE, LLC
August 14, 2013	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Furnished herewith