Form 10-Q
period 2013-09-30
WideOpenWest Finance, LLC
filed 2013-11-14
CIK 1571833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

        This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2013	December 31, 2012
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$19.3	$15.9
Accounts receivable—trade, net of allowance for doubtful accounts of $13.5 and $9.2, respectively	81.1	85.0
Accounts receivable—other	6.7	7.0
Prepaid expenses and other	12.8	11.7

Total current assets	119.9	119.6
Plant, property and equipment, net (note 4)	881.2	860.9
Franchise operating rights	1,098.4	1,098.4
Goodwill	483.8	478.4
Intangible assets subject to amortization, net	93.6	115.9
Debt issuance costs, net (note 6)	94.0	145.7
Investments	16.7	17.9
Other noncurrent assets	1.8	2.6

Total assets	$2,789.4	$2,839.4

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$26.4	$28.9
Accrued interest	33.5	53.5
Accrued liabilities and other (note 5)	85.8	78.9
Current portion of debt and capital lease obligations (note 6)	22.1	22.6
Unearned service revenue	45.3	42.4

Total current liabilities	213.1	226.3
Long-term debt and capital lease obligations—less current portion (note 6)	3,024.0	2,929.4
Deferred income taxes	285.1	285.1
Fair value of derivative instruments (note 8)	12.2	15.6
Other noncurrent liabilities	5.9	1.1

Total liabilities	3,540.3	3,457.5

Commitments and contingencies (note 9)
Members' deficit	(176.9)	(176.9)
Accumulated deficit	(574.0)	(441.2)

Total members' deficit	(750.9)	(618.1)

Total liabilities and members' deficit	$2,789.4	$2,839.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenue	$297.4	$277.2	$895.2	$611.4

Costs and expenses:
Operating (excluding depreciation and amortization)	164.3	154.5	495.5	347.8
Selling, general and administrative	30.7	33.2	102.4	70.4
Depreciation and amortization	63.0	71.8	191.0	145.7
Management fee to related party	0.4	0.4	1.2	1.0

	258.4	259.9	790.1	564.9

Income from operations	39.0	17.3	105.1	46.5
Other income (expense):
Interest expense	(58.8)	(75.9)	(183.6)	(112.6)
Loss on extinguishment of debt	—	(8.3)	(57.3)	(8.3)
Realized and unrealized gain (loss) on derivative instruments, net	0.9	(18.8)	3.1	(12.8)
Other income (expense), net	0.1	—	(0.1)	0.2

Net loss	$(18.8)	$(85.7)	$(132.8)	$(87.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2013	2,172,212	676,972	375,702	$(176.9)	$(441.2)	$(618.1)
Management Units grant, net	—	—	18,370	—	—	—
Net loss	—	—	—	—	(132.8)	(132.8)

Balances at September 30, 2013	2,172,212	676,972	394,072	$(176.9)	$(574.0)	$(750.9)

(1)
Includes Class C and C-1 through C-7 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net loss	$(132.8)	$(87.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191.0	145.7
Loss on extinguishment of debt (note 6)	57.3	8.3
Soft call premium payment (note 6)	(19.1)	—
Realized and unrealized (gain) loss on derivative instruments	(3.1)	12.8
Provision for doubtful accounts	14.5	11.4
Amortization of debt issuance costs	15.9	7.6
Senior Subordinated Notes discounts	—	(4.9)
Other non-cash items	1.3	(1.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(9.6)	(19.1)
Payables and accruals	(18.1)	16.6

Net cash flows provided by operating activities	97.3	90.2

Cash flows from investing activities:
Capital expenditures	(167.5)	(117.4)
Bluemile Assets acquisition	(15.4)	—
Purchase of Knology, Inc., net of cash acquired	—	(749.9)
Mid-Michigan Assets acquisition, net of cash acquired	—	(54.9)
Change in deposit placed into escrow due to Mid-Michigan Assets acquisition	—	5.8
Other investing activities	0.6	2.8

Net cash flows used in investing activities	(182.3)	(913.6)

Cash flows from financing activities:
Proceeds from issuance of debt	1,960.4	2,980.0
Net proceeds from revolving credit facility	54.0	33.0
Payments on debt and capital lease obligations	(1,924.1)	(2,204.9)
Payment of debt issuance costs	(1.9)	(158.0)
Member cash contributions, net of issuance costs	—	194.1

Net cash flows provided by financing activities	88.4	844.2

Increase in cash and cash equivalents	3.4	20.8
Cash and cash equivalents, beginning of period	15.9	19.3

Cash and cash equivalents, end of period	$19.3	$40.1

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$187.5	$68.2

Cash paid during the periods for income taxes	$—	$0.3

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$2.4	$1.7

Assets acquired under capital lease obligations	$3.3	$1.6

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

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. The year-end condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations included in the Company's registration statement on Form S-4 filed with the SEC on April 10, 2013.

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

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued the following Accounting Standards Updates ("ASU") having potential impact to our financial condition, results of operation, or cash flows:

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of the adoption of this new guidance on its condensed consolidated financial statements.

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

Note 3. Acquisitions

Bluemile Assets Acquisition

        On September 27, 2013, the Company entered into and closed an asset purchase agreement to acquire certain assets from Bluemile, Inc. ("Bluemile"), an Ohio Corporation, for initial cash consideration of approximately $15.0 million, subject to closing and post-closing adjustments, plus up to $5.0 million in consideration contingent upon achieving certain financial metrics during the twelve month period ended December 31, 2014 (the "Bluemile Assets" acquisition). Bluemile owned and operated a national optical and IP network, a data center and an enterprise cloud infrastructure. The datacenter, optical and IP network and cloud services will enable the Company to enhance its products and services to existing customers and potential customers in all of its regions. The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in the Company's consolidated financial statements beginning September 27, 2013.

        Including closing adjustments, the Company paid cash consideration of $15.4 million at closing, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification 805 "Business Combinations", the Company has recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.7 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone. The preliminary purchase price consideration is as follows (in millions):

Cash	$15.4
Contingent consideration	4.7

Total purchase price	$20.1

        The opening balance sheet presented below reflects the Company's preliminary purchase price allocation and is subject to adjustment. The goodwill recognized in connection with the Bluemile Assets acquisition is primarily due to the enhanced products and services that are immediately available for

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisitions (Continued)

the Company in all of its regions. The Company is still in process of finalizing the valuation of certain tangible assets, intangible assets and deferred income taxes (in millions):

Working capital acquired	$0.4
Plant, property and equipment	10.3
Goodwill	5.4
Intangible assets subject to amortization	4.9
Unearned service revenue	(0.9)

Fair value of assets acquired, net of liabilities assumed	$20.1

Merger with Knology

        On April 18, 2012, the Company reached an agreement to acquire Knology, Inc. and its subsidiaries ("Knology"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers video, high-speed data, and telephony services in the Southeastern and Midwestern United States. The Merger Agreement was approved by Knology shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, the Company completed the merger in order to expand its market presence in the Midwestern and Southeastern United States and further generate operating synergies. The effects of the Knology Merger are included in the Company's condensed consolidated financial statements beginning July 17, 2012.

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

Pro Forma Information

        The following unaudited pro forma financial information presents the combined results of operations of WOW, Knology and Mid-Michigan Assets as if the Knology Merger and related July 17, 2012 financing and Mid-Michigan Asset acquisition had occurred as of January 1, 2012. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had occurred on such date. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets. The unaudited pro forma results for the three and nine months ended September 30, 2012 are as follows (in millions):

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Revenue	$299.8	$899.9
Net loss	$(61.6)	$(135.7)

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Distribution facilities	$975.3	$886.8
Customer premise equipment	345.8	323.5
Head-end equipment	189.0	180.1
Telephony infrastructure	88.3	89.9
Computer equipment and software	44.7	33.6
Vehicles	23.4	29.9
Buildings and leasehold improvements	53.8	50.9
Office and technical equipment	28.9	18.8
Land	7.7	7.7
Construction in progress (including material inventory and other)	64.0	22.0

Total plant, property and equipment	1,820.9	1,643.2
Less accumulated depreciation	(939.7)	(782.3)

	$881.2	$860.9

        Depreciation expense for the three months ended September 30, 2013 and 2012 was $53.9 million and $57.2 million, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $162.2 million and $130.8 million, respectively. Included in depreciation expense were (gains) losses on write-offs or sales of customer premise equipment of ($0.1) million and ($0.2) million for the three months ended September 30, 2013 and 2012, respectively and $0.2 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Programming costs	$32.8	$30.2
Franchise, copyright and revenue sharing fees	9.7	11.0
Payroll and employee benefits	14.6	11.8
Property, income, sales and use taxes	9.1	8.6
Utility pole rentals	3.1	3.0
Legal and professional fees	1.6	2.7
Other accrued liabilities	14.9	11.6

	$85.8	$78.9

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	September 30, 2013			December 31, 2012
		Weighted average interest rate(2)
	Available borrowing capacity		Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.75%	$1,552.6	$—
Term B-1 Loans	—	4.25%	398.0	—
Senior Secured Term Loans	—	—	—	1,910.4
Revolving Credit Facility(1)	115.3	3.69%	74.0	20.0
Senior Notes	—	10.25%	725.0	725.0
Senior Subordinated Notes, net of discount(3)	—	13.38%	291.0	290.5

Total long-term debt	$115.3	6.80%	3,040.6	2,945.9

Capital lease obligations			5.5	6.1

Total long-term debt and capital lease obligations			3,046.1	2,952.0
Less current portion			(22.1)	(22.6)

Long-term portion			$3,024.0	$2,929.4

(1)
Available borrowing capacity at September 30, 2013 represents $200.0 million of total availability less outstanding borrowings of $74.0 million and letters of credit of $10.7 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average interest rate in effect at September 30, 2013 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At September 30, 2013, the carrying value of the net original issue discount was $4.0 million.

Refinancing of July 17, 2012 Senior Secured Credit Facilities

        On April 1, 2013, the Company entered into a first amendment (the "First Amendment") to its July 17, 2012 credit agreement among the Company, the guarantors thereto, the lenders party thereto, and the other parties thereto (the "Prior Senior Secured Credit Facility").

        The First Amendment provides for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, (ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

totaling $4.9 million beginning June 30, 2013. The Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

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

        The First Amendment replaced $51.0 million in then outstanding Prior Revolving Credit Facility loans and $1,905.6 million in the then outstanding Prior Senior Secured Term Loans, both of which were previously priced, at the Company's option, at LIBOR plus 5.00% or ABR plus 4.00%. The Prior Senior Secured Term Loans included a 1.25% Libor floor. The Company paid approximately $21.0 million for underwriting and other fees and expenses incurred in connection with the First Amendment, including a 1% soft call premium of $19.1 million on the then Prior Senior Secured Term Loans. For accounting purposes, the First Amendment refinancing was treated as a debt modification, resulting in the majority of the fees and expenses being capitalized as debt issue costs. In addition, the Company recorded a loss on extinguishment of debt of $57.3 million, primarily representing the expensing of debt issue costs related to the Prior Senior Secured Term loans.

        The obligations of the Company under the First Amendment are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The First Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The First Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at September 30, 2013.

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

Long-Term Debt Extinguishment

        As noted above, on April 1, 2013, the Company paid the full obligations under the Prior Senior Secured Credit Facility and recorded a loss on extinguishment of debt of $57.3 million representing the expensing of the related deferred financing costs of the aforementioned debt.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

        The amended maturities of the Term B and Term B-1 Loans under the First Amendment as of September 30, 2013 are as follows (in millions):

Three months ended December 31, 2013	$4.9
Year ended December 31, 2014	19.6
Year ended December 31, 2015	19.6
Year ended December 31, 2016	19.6
Year ended December 31, 2017	400.6
Thereafter	1,486.3

$1,950.6

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at September 30, 2013 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$12.2	$—	$12.2	$—

	$12.2	$—	$12.2	$—

	Fair Value at December 31, 2012 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)	$15.6	$—	$15.6	$—

	$15.6	$—	$15.6	$—

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the nine months ended September 30, 2013 and 2012.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8. Fair Value Measurements (Continued)

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of September 30, 2013, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

        In January and April of 2013, WOW entered into three interest rate cap transactions with three financial institutions. The aggregate notional amount of debt covered by the caps is $278.0 million. Two of the caps have a strike price rate of 1.25% based on LIBOR and expire in January of 2015. The third cap has a strike price rate of 1.0% based on LIBOR and expires in January 2015. The Company paid an aggregate of $0.2 million for these interest rate caps. The Company adjusts its interest rate swaps and caps to estimated fair value at the end of each reporting period with the related change in fair value recorded in realized and unrealized gain (loss) on derivative instruments.

        The estimated fair value at September 30, 2013 of the Company's long-term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,158.6 million, compared to a gross carrying value of $3,050.1 million and therefore, is categorized as a Level 1 within the fair value hierarchy.

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or its cash flows.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee was $0.3 million per quarter prior to July 2012, when the management fee increased to $0.4 million per quarter. The Company paid $0.4 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively and paid $1.2 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and its Subsidiaries. As of September 30, 2013 and December 31, 2012, the receivable from the Parent and its Subsidiaries amounted to $0.3 million and $0.1 million, respectively.

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

Merger Activity

        The following discussion and analysis of our financial condition and results of operations covers periods prior to the acquisition of Knology (the "Knology Merger"), our January 13, 2012 acquisition of certain assets in and around Lansing Michigan (the "Mid-Michigan Assets" acquisition, and together with the Knology Merger, the "2012 Acquisitions"), and periods after those mergers. Accordingly, the discussion and analysis of the period before the acquisitions do not reflect the significant impact that the mergers had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. You should read the following discussion and analysis in conjunction with our "Unaudited Pro Forma Condensed Combined Financial and Other Data," "Summary Historical Consolidated Financial Data of WOW," "Selected Historical Consolidated Financial Data of WOW" and the historical consolidated financial statements and related notes of WOW and its subsidiaries included in our Registration Statement. References in this section to "WOW," "we," "us," and "our" refer to WideOpenWest Finance, LLC and its consolidated subsidiaries taken as a whole.

        As noted above, the comparability of our operating results during 2013 and 2012 is affected by our July 17, 2012 Knology Merger and to a lesser extent the Mid-Michigan Assets acquisition. The acquisition impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. As noted in Results of Operations below, the 2012 Acquisition impact represents the historical operating results of the Knology Merger for the period January 1 to July 16, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

Overview

        We are a fully integrated provider of cable television ("Video"), high-speed data ("HSD") and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At September 30, 2013, our networks passed 2,987 thousand homes and served 831thousand total customers, reflecting a total customer penetration rate of approximately 28%.

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

        We believe the current economic conditions in the United States of America, including the housing market and relatively high unemployment levels, may adversely affect consumer demand for our services, especially Video. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. The housing market continues to suffer with depressed home prices and along with continued high levels of unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

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

        The First Amendment provides for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, (ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments totaling $4.9 million beginning June 30, 2013. The Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

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

        The First Amendment replaced $51.0 million in then outstanding Prior Revolving Credit Facility loans and $1,905.6 million in the then outstanding Prior Senior Secured Term Loans, both of which were previously priced, at our option, at LIBOR plus 5.00% or ABR plus 4.00%. The Prior Senior Secured Term Loans included a 1.25% Libor floor. We paid approximately $21.0 million for underwriting and other fees and expenses incurred in connection with the First Amendment, including a 1% soft call premium of $19.1 million on the then Prior Senior Secured Term Loans. For accounting purposes, the First Amendment refinancing was treated as a debt modification, resulting in the majority of the fees and expenses being capitalized as debt issue costs. In addition, we recorded a loss on extinguishment of debt of $57.3 million, primarily representing the expensing of debt issue costs related to the Prior Senior Secured Term loans.

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

Bluemile Assets Acquisition

        On September 27, 2013, we entered into and closed an asset purchase agreement to acquire certain assets from Bluemile, Inc. ("Bluemile"), an Ohio Corporation, for initial cash consideration of approximately $15.0 million, subject to closing and post-closing adjustments, plus up to $5.0 million in consideration contingent upon achieving certain financial metrics during the twelve month period ended December 31, 2014 (the "Bluemile Assets" acquisition). Bluemile owned and operated a national optical and IP network, data center and an enterprise cloud infrastructure. The datacenter, optical and IP network and cloud services will enable us to enhance our products and services to existing customers and potential customers in all of our regions. The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in our consolidated financial statements beginning September 27, 2013. Including closing adjustments, we paid cash consideration of $15.4 million at closing, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification 805 "Business Combinations", we have recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.7 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone.

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

        We believe the acquisition of Knology has solidified our position as a leading provider of triple-play (high-speed data, video and telephony) and other advanced communication services. The combination increased our geographic and competitive diversification and created a clustered footprint that covers nineteen markets in the Midwestern and Southeastern United States. We believe WOW's and Knology's fully upgraded networks are complementary and have begun to realize significant cost savings by eliminating duplicative resources and achieving scale efficiencies. We also believe there is potential for significant longer-term operational efficiencies that will improve our profitability.

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

Mid-Michigan Assets Acquisition

        On August 16, 2011, we reached an agreement to acquire certain Michigan assets of Broadstripe, LLC ("Broadstripe"), a broadband communications provider in Michigan, Oregon, Washington and Maryland, for a cash purchase price of approximately $55.0 million, subject to closing and post-closing adjustments (the "Mid-Michigan Assets" acquisition).

        A good faith deposit of $5.8 million was made by us into an escrow account on August 19, 2011. The closing of the transaction occurred on January 13, 2012. The purchase price was financed with available cash, $20.0 million borrowed under an existing revolving credit facility and $40.0 million of proceeds from a new credit facility. We acquired the Mid-Michigan Assets serving approximately 32,000 customers, passing approximately 85,000 homes, in order to expand market presence and to generate operating synergies.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 92% and 90% of our total assets at September 30, 2013 and December 31, 2012, respectively.

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total installation activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred related to capitalizable activities, and as a result should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

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

        We also, at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems managed by us). For evaluation of our goodwill, we utilize discounted cash flow analysis to estimate the fair value of each reporting unit and compare such value to the carrying amount of the reporting unit. In the event that the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

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

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. The following table summarizes homes passed, total customers and subscribers for our services as of each respective date (in thousands):

	Dec. 31 2011	Mar. 31 2012	June 30 2012	Sep. 30 2012	Dec. 31 2012	Mar. 31 2013	June 30 2013	Sep. 30, 2013
Homes passed	1,679	1,778	1,794	2,914	2,962	2,968	2,981	2,987
Total customers(1)	477	513	509	826	826	817	815	831
Video subscribers	436	468	463	710	705	691	682	691
HSD subscribers	413	442	441	706	709	707	709	725
Telephony subscribers	253	261	258	450	443	433	430	427

(1)
Defined as number of customers who receive at least one of our Video, HSD or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

        Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies. While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounter across our different markets due to the nature and pricing of products and services and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews. During the quarter ended September 30, 2013, we made an adjustment resulting in an increase of approximately 5 thousand total customers and video subscribers in certain former Knology markets. The adjustment was made to conform to our reporting methodology related to bulk video customers in multi-dwelling units.

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

        Approximately 92% of our revenues for the three and nine months ended September 30, 2013 are attributable to monthly subscription fees charged to customers for our Video, HSD and Telephony services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty. The remaining approximate 8% of revenue for the three and nine months ended September 30, 2013 is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

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

        Selling, general and administrative expenses primarily include salaries and benefits of corporate and field management, sales and marketing personnel, human resources and related administrative costs.

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

        As noted under Merger Activity above, the comparability of our operating results during 2013 and 2012 is affected by our July 17, 2012 Knology Merger and to a lesser extent our January 13, 2012 acquisition of Mid-Michigan Assets. The acquisition impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. The 2012 Acquisitions impact represents the historical operating results of the Knology Merger for the period January 1 to July 16, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

Results of operations

        The following table summarizes our results of operation for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,		Change		Change excluding 2012 Acquisitions
	2013	2012	$	%	$	%
	(in millions)
Revenue	$297.4	$277.2	$20.2	7%	$(2.4)	*
Costs and expenses:
Operating (excluding depreciation and amortization)	164.3	154.5	9.8	6%	(2.1)	(1)%
Selling, general and administrative	30.7	33.2	(2.5)	(8)%	(3.0)	(9)%
Depreciation & amortization	63.0	71.8	(8.8)	(12)%	(13.0)	(18)%
Management fee to related party	0.4	0.4	—	*	—	*

	258.4	259.9	(1.5)	*	(18.1)	(7)%

Income from operations	39.0	17.3	21.7	*	$15.7	91%
Other income (expense):
Interest expense	(58.8)	(75.9)	17.1	23%
Loss on extinguishment of debt	—	(8.3)	8.3	*
Realized and unrealized gain (loss) on derivative instruments, net	0.9	(18.8)	19.7	*
Other income (expense), net	0.1	—	0.1	*

Net loss	$(18.8)	$(85.7)	$66.9	*

*—Not meaningful

        The following table summarizes our results of operation for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,		Change		Change excluding 2012 Acquisitions
	2013	2012	$	%	$	%
	(in millions)
Revenue	$895.2	$611.4	$283.8	46%	$(4.7)	(1)%
Costs and expenses:
Operating (excluding depreciation and amortization)	495.5	347.8	147.7	42%	1.0	*
Selling, general and administrative	102.4	70.4	32.0	45%	0.2	*
Depreciation & amortization	191.0	145.7	45.3	31%	(29.5)	(20)%
Management fee to related party	1.2	1.0	0.2	20%	—	*

	790.1	564.9	225.2	40%	(28.3)	(5)%

Income from operations	105.1	46.5	58.6	*	$23.6	51%
Other income (expense):
Interest expense	(183.6)	(112.6)	(71.0)	(63)%
Loss on extinguishment of debt	(57.3)	(8.3)	(49.0)	*
Realized and unrealized gain (loss) on derivative instruments, net	3.1	(12.8)	15.9	*
Other income (expense), net	(0.1)	0.2	(0.3)	*

Net loss	$(132.8)	$(87.0)	$(45.8)	(53)%

*—Not meaningful

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

  Revenue

        Total revenue increased $20.2 million or 7% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total revenue decreased $2.4 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in total revenue was primarily due to loss in total customers offset by increases in ARPU, which is calculated as the total subscription revenue divided by the average monthly total Video subscribers during the period. The ARPU increase is primarily due to implemented annual rate increases.

        The following table summarizes the change in subscription and other revenue:

	Subscription revenue	Other revenue	Total
	(in millions)
Three months ended September 30, 2012	$257.4	$19.8	$277.2
Impact of 2012 Acquisitions(1)	20.9	1.7	22.6

	278.3	21.5	299.8
Increase (decrease) due to changes in:
Decrease in customers	(9.0)	—	(9.0)
Increase in ARPU	5.7	—	5.7
Increase non- subscription revenue	—	0.9	0.9

	(3.3)	0.9	(2.4)
Three months ended September 30, 2013	$275.0	$22.4	$297.4

(1)
Represents revenues attributable to Knology for the period July 1 to July 16, 2012.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $9.8 million or 6% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total operating expenses (excluding depreciation and amortization) decreased $2.1 million or 1% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease can be attributable to the impact of synergies realized from the 2012 Acquisitions. Offsetting these synergies were higher Video programming expenses due to higher rates charged by programmers.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $2.5 million or 8% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total SG&A expenses decreased $3.0 million or 9% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 primarily due to the impact of the synergies and efficiencies realized in 2013 as a result of the 2012 Acquisitions.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $8.8 million or 12% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total depreciation and amortization expenses decreased $13.0 million or 18% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to retirements and assets being fully depreciated offset by capital expenditures in the period.

  Management fee to related party expenses

        We pay a quarterly management fee of $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense decreased $17.1 million or 23% in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease in interest expense is primarily due to a bridge loan and the associated commitment fee of $15.3 million obtained for the Knology Merger, which was fully amortized in interest expense for the three months ended September 30, 2012. In addition, this decrease is due to lower overall effective interest rates on our Senior Secured Credit Facilities, which have an overall effective interest rate of approximately 6.8% at September 30, 2013 versus an overall effective interest rate of 8.0% of our then existing debt at September 30, 2012. The above decreases are offset by the increased debt outstanding for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain (loss) on derivative instruments, net increased $19.7 million to a net gain in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

  Revenue

        Total revenue increased $283.8 million or 46% in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total revenue decreased $4.7 million or 1% in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in total revenue was primarily due to loss in total customers offset by increases in ARPU. The ARPU increase is primarily due to implemented annual rate increases. Decrease in other revenue, excluding the impact of the 2012 Acquisitions, is primarily due to a decrease in installation and advertising revenue.

        The following table summarizes the change in subscription and other revenue:

	Subscription revenue	Other revenue	Total
	(in millions)
Nine months ended September 30, 2012	$573.1	$38.3	$611.4
Impact of 2012 Acquisitions(1)	263.3	25.2	288.5

	836.4	63.5	899.9
Increase (decrease) due to changes in:
Decrease in customers	(34.4)	—	(34.4)
Increase in ARPU	26.1	—	26.1
Increase non- subscription revenue	—	3.6	3.6

	(8.3)	3.6	(4.7)
Nine months ended September 30, 2013	$828.1	$67.1	$895.2

(1)
Represents the revenues attributable to Knology for the period January 1 to July 16, 2012 and the Mid-Michigan Assets for the period January 1 to January 12, 2012.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $147.7 million or 42% in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total operating expenses (excluding depreciation and amortization) increased $1.0 million in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. We experienced increases in Video programming expenses primarily due to higher rates charged by programmers. The increase was almost entirely offset by decreases in other customer related direct expenses and the impact of synergy efforts realized in 2013 related to the 2012 Acquisitions.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $32.0 million or 45% in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total SG&A expenses increased $0.2 million in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 primarily due to the impact of synergies and efficiencies realized as a result of the 2012 Acquisitions offset by an increase in integration costs.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $45.3 million or 31% in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Excluding the impact of the 2012 Acquisitions, total depreciation and amortization expenses decreased $29.5 million or 20% in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to retirements and assets being fully depreciated offset by capital expenditures in the period.

  Management fee to related party expenses

        We pay a quarterly management fee plus any travel and miscellaneous expenses to Avista Capital Partners. During July 2012, the quarterly management fee of $0.3 million per quarter increased to $0.4 million per quarter. We paid $1.2 million and $1.0 million of management fees for the nine months ended September 30, 2013 and 2012, respectively.

  Interest expense

        Interest expense increased $71.0 million or 63% in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in interest expense is due to the overall increased level of long-term debt due primarily to the July 17, 2012 refinancing of our then existing debt and the financing for the Knology Merger and the associated increase in overall effective interest rates on our Senior Secured Credit Facilities and Notes. The Senior Secured Credit Facilities and Notes have an overall effective interest rate of approximately 6.8% at September 30, 2013 versus an overall effective interest rate of 8.0% of our then existing debt at September 30, 2012.

  Loss on early extinguishment of debt

        In connection with our April 1, 2013, First Amendment refinancing of our prior Senior Secured Credit Facility, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $57.3 million. On July 17, 2012, we refinanced our then existing credit facilities and as a result recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $8.3 million.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain (loss) on derivative instruments, net increased $15.9 million to a net gain in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At September 30, 2013, we had $119.9 million in current assets, including $19.3 million in cash and cash equivalents, and $213.1 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $3,046.1 million, of which $22.1 million is classified as current in our condensed consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. Although we have experienced customer and subscriber losses and revenue decreases, excluding the impact of acquisitions, at September 30, 2013, we had borrowing capacity of $115.3 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $7.1 million from $90.2 million for the nine months ended September 30, 2012 to $97.3 million for the nine months ended September 30, 2013. Net loss increased $45.8 million for the nine months ended September 30, 2013, but was offset by a $92.3 million increase in non-cash charges resulting in a net $46.5 million increase. Offsetting this net increase were decreases in changes in net operating assets and liabilities of $25.2 million and a $19.1 million soft call premium payment made in April 2013, offset by $4.9 million discount payments made in the July 2012 financing. The increase in non-cash charges was primarily comprised of a $49.0 million increase in loss on extinguishment of debt and $45.3 million increase in depreciation and amortization. The decrease in changes in net operating assets and liabilities was primarily comprised of a $41.1 million decrease in change of accrued interest offset by increases in changes in receivables and other operating assets.

Investing Activities

        Net cash used in investing activities decreased $731.3 million from $913.6 million for the nine months ended September 30, 2012 to $182.3 million for the nine months ended September 30, 2013. The decrease is primarily due to the net decrease in acquisition activity from 2012 with the $799.0 million net cash impact related to the Knology acquisition and the Mid-Michigan Asset acquisition in 2012 versus the $15.4 million cash impact of the 2013 Bluemile Assets acquisition. The decrease in acquisition activity is offset by a $50.1 million increase in capital expenditures for the nine months ended September 30, 2013.

Financing Activities

        Net cash provided by financing activities decreased $755.8 million to $88.4 million for the nine months ended September 30, 2013 compared to $844.2 million for the nine months ended September 30, 2012, primarily due to borrowings to fund the Knology acquisition and Mid-Michigan Assets acquisition in 2012.

Capital Expenditures

        Capital expenditures were $167.5 million and $117.4 million for the nine months ended September, 2013 and 2012, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facilities. As of September 30, 2013, borrowings under the Term Facilities and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term facilities) or an alternative base rate (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Facility borrowings may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Facility borrowings are 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility are 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of September 30, 2013, after considering our interest rate swaps and caps, approximately 77% of our Senior Secured Credit Facilities is still variable rate debt. Assuming a hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facilities as of September 30, 2013) would result in an annual interest expense change of up to approximately $15.6 million on our Senior Secured Credit Facilities.

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

        As of September 30, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEOPENWEST FINANCE, LLC
November 14, 2013	By:	/s/ COLLEEN ABDOULAH Colleen Abdoulah Chief Executive Officer
November 14, 2013	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Furnished herewith