Form 10-K
period 2013-12-31
WideOpenWest Finance, LLC
filed 2014-03-17
CIK 1571833

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the common equity held by non-affiliates of the Registrant: Not Applicable

         Indicate the number of shares outstanding of each of the Registrants' classes of common stock: Not Applicable

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

        This Annual Report on Form 10-K is for the fiscal year ended December 31, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

        Certain statements contained in this Annual Report that are not historical facts contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

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

  •
  our expectations with respect to the integration of Knology, Inc.;

  •
  other risks referenced in the section of this Annual Report entitled "Risk Factors";

  •
  our ability to manage the risks involved in the foregoing;

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in the section entitled "Risk Factors" and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I

Item 1.    Business

Overview

        WideOpenWest Finance, LLC (the "Company," "WOW," "we," "us," or "our) is a fully integrated provider of cable television ("Video"), high- speed data ("HSD") and digital telephony ("Telephony") services to residential and commercial customers. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At December 31, 2013, our networks passed 2,995 thousand homes and served 841 thousand total customers, reflecting a total customer penetration rate of approximately 28%. Within these markets, we typically operate in affluent suburban communities and have a customer base with income levels above the national average, a propensity to purchase higher-margin bundled services and a history of low churn rates.

        We began our operations over 12 years ago and have developed what we believe to be a competitively differentiated brand and a strong market position. Since our inception, our residential strategy has been to provide bundled high-speed data, video and telephony services via our fully upgraded, advanced network with approximately 94% of our network 750 MHz or greater capacity and high availability. Our commercial strategy focuses on creating an exceptional customer experience by leveraging our metropolitan network assets and recognized customer service to provide advanced data networking, internet access, cloud and business telephony products to small, medium and large enterprises in our footprint. We believe we have one of the most technically advanced and uniform networks in the industry and high availability for delivery of a full suite of products including high-speed data, video, telephony, video-on-demand and high-definition video. Because this network was originally built and designed to offer at least 750 MHz, we believe that our plant is more efficient and flexible than upgraded or rebuilt systems of comparable bandwidth. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. We believe our advanced plant will allow us to continue to roll out competitive high-definition video ("HD") channel line ups and higher data speeds without major capital requirements. In addition, we are augmenting the growth of our core residential business through a focused expansion of our commercial business and capital efficient network "edge-out" into communities adjacent to our current footprint.

        We believe our high-value bundled product offering, customer-centric operating philosophy, technically advanced network and experienced management team have driven superior operating and financial performance compared to our peers. Our reputation as an industry leader, particularly with respect to customer experience, has been consistently recognized by independent third parties. For example, WOW has been recognized by Consumer Reports Magazine (#1 U.S. cable provider for five out of the last six years), PC Magazine and J.D. Power and Associates (highest customer satisfaction 19 times in the last 9 years).

        We believe our July 2012 acquisition of Knology, Inc. ("Knology") has solidified our position as a leading provider of triple-play (high-speed data, video and telephony) and other advanced communication services. The combination increased our geographic and competitive diversification and created a clustered footprint that covers 19 markets in the Midwestern and Southeastern U.S. On a combined basis as of December 31, 2013, we were the ninth largest cable company in the U.S. based on the number of video subscribers and our systems. We believe WOW's and Knology's fully upgraded networks are complementary and have begun to realize significant cost savings by eliminating duplicative resources and achieving scale efficiencies. We believe there is also potential for significant longer-term operational efficiencies that will improve our profitability.

Refinancing of Term B-1 Loans

        On November 27, 2013, we entered into a second amendment (the "Second Amendment") to the credit agreement, dated as of July 17, 2012, as amended on April 1, 2013 (the "Credit Agreement") among us, the guarantors thereto, the lenders party thereto, and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bear interest, at our option, at LIBOR plus 3.00% or adjusted base rate ("ABR") plus 2.00%. The new Term B-1 Loans includes a 0.75% LIBOR floor. The new Term B-1 Loans replaced $398.0 million in outstanding Term B-1 Loans which were previously priced, at our option, at LIBOR plus 3.25% or ABR plus 2.25% and which previously included a 1.00% LIBOR floor. We utilized the excess proceeds from the new Term B-1 Loans to repay existing, outstanding borrowings on our revolving credit facility and to pay fees and expenses associated with the refinancing.

Refinancing of July 17, 2012 Senior Secured Credit Facilities

        On April 1, 2013, we entered into a first amendment (the "First Amendment") to our July 17, 2012 credit agreement among us, the guarantors thereto, the lenders party thereto, and the other parties thereto (the "Prior Senior Secured Credit Facility").

        The First Amendment provided for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, (ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments totaling $4.9 million beginning June 30, 2013. The Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% or ABR plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%.
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

Our Systems and Markets

        Our systems serve the Midwestern and Southeastern U.S. As of December 31, 2013, these networks passed approximately 2,995 thousand homes and served approximately 841 thousand total customers, reflecting a total customer penetration rate of 28%. Within these markets, we typically have a customer base with income levels above the national average, unemployment rates below the national average, a propensity to purchase higher-margin bundled services and a history of low churn rates. An overview of our markets as of December 31, 2013 is shown below:

Market	Homes Passed	Plant Miles < 750 MHz	Plant Miles 750 to 859 MHz	Plant Miles > 860 MHz	Total Plant Miles
Detroit, MI	645,400	—	5,693	—	5,693
Chicago, IL	464,500	—	2,978	—	2,978
Columbus, OH	399,900	—	3,553	—	3,553
Pinellas, FL	278,500	—	3,365	—	3,365
Cleveland, OH	156,300	—	1,433	—	1,433
Huntsville, AL	115,900	—	1,750	—	1,750
Montgomery, AL	101,800	—	1,248	—	1,248
Evansville, IN	98,300	—	1,218	—	1,218
Augusta, GA	90,300	—	1,266	—	1,266
Charleston, SC	88,900	—	1,184	—	1,184
Lansing, MI	86,100	2,000	—	—	2,000
Sioux Falls, SD	85,300	—	1,912	—	1,912
Columbus, GA	80,700	—	984	—	984
Panama City, FL	72,200	—	905	—	905
Lawrence, KS	66,200	—	910	—	910
Rapid City, SD	56,800	—	1,108	—	1,108
Knoxville, TN	46,500	—	647	—	647
Dothan, AL	31,100	—	510	—	510
West Point, GA	17,500	—	321	—	321
Auburn, AL	12,700	—	—	160	160

        We believe we have one of the most technically advanced and uniform networks in the industry with approximately 94% of our network 750 MHz or greater capacity and high availability for delivery of a full suite of products including high-speed data, video, telephony, video-on-demand ("VOD") and HD. Because this network was originally built and designed to offer at least 750 MHz, we believe that our plant is more efficient and flexible than upgraded or rebuilt systems of comparable bandwidth.

Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. Our advanced plant will allow us to continue to roll out competitive HD channel line ups and higher data speeds without major capital requirements.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our Video, HSD and Telephony services.

Our Operating Philosophy and Commitment to Customer Service

        We believe that our operating philosophy "to deliver an employee and customer experience that lives up to our name" is central to our success. This philosophy influences how we are organized and informs the process we employ to acquire and retain customers. For example, we use a needs-based selling process to recommend packages that best fit customers' service and pricing needs. We also minimize our use of promotional pricing, which we believe is the best long-term strategy to retain satisfied customers. Additionally, we seek to keep our customer response activities closely coordinated with all operational aspects of our business, so that resources are appropriately allocated and operating efficiencies are optimized. We believe in offering customers an experience that is convenient for them by generally providing installation and service appointments within a two hour window, seven days a week.

        We use segmentation modeling to maximize Average Revenue Per Unit ("ARPU") and minimize risk of non-pay churn. This analysis is performed at the node level in our network so that marketing and sales tactics drive penetration in a highly targeted manner. We also believe that the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

        We strive to obtain and keep customers, and our track record of customer experience has resulted in low churn levels. Our customer base has also emerged as one of our largest sales channels. We estimate word of mouth drives over a third of new connections in many of our systems. Our "WOW-A-Friend" program, which provides a credit to both the referring customer and the new customer, now accounts for approximately 10% of new sales.

        We believe our operating philosophy and commitment to customer service have translated into numerous independent awards and significant recognition for our focus on the customer experience. For example, WOW has:

  •
  received the J.D. Power and Associates recognition for highest customer satisfaction a total of 19 times in the last 9 years;

  •
  been recognized by Consumer Reports Magazine numerous times for our superior service and product offerings, including as the #1 Cable provider in 2007, 2008, 2010, 2011 and 2012; the #1 Internet provider in 2009, 2010, 2011 and 2012; the #1 Bundled provider in 2010 and 2012, and the #1 Phone provider in 2010; and

  •
  been recognized by PC Magazine as the Reader's Choice for Broadband Internet Service Provider in 2006 and 2012.

Our Bundled Service Offering

        We offer a complete solution of high-speed data, video and telephony services in all of our markets. We sell these services through a broad range of service bundles designed to address the varying needs of existing and potential customers. We sell individual services at prices competitive to those of the incumbent providers and attractively price our bundles. The incremental cost of purchasing a second or third service from us is often more economical than purchasing the service from a competitor on an à la carte basis. Bundles also provide customers with an integrated billing and customer service experience for multiple products. Bundling our services enables us to increase penetration, raise average revenue per customer, improve operating efficiency, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

Video Services

        We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

        Our video service offering comprises the following:

  •
  Basic Cable Service:    All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels. The expanded basic level of programming includes approximately 75 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel, Nickelodeon and various home shopping networks.

  •
  Digital Cable Service, HD channels, and Premiums:    This digital level of service includes over 275 channels of digital programming, including our expanded basic cable service, and over 40 music channels. We have introduced new service offerings to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording ("DVR"), VOD and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD-like functions, and provides thousands of hours of content available for free, on a pay-per-view basis or with a subscription. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying premium channel.

  •
  Ultra TV:    We offer an Ultra TV product in select markets. Ultra TV is priced higher than digital cable service and is an all-in-one solution for our customers. Ultra TV's advanced feature set includes whole-home DVR, remote DVR management, the ability to view personal content from a PC on a TV, wireless home networking, caller ID on TV, sharing photos with FlicKr on TV, parental control from anywhere and a smart menu user interface. We intend to develop additional features and enhancements such as a recommendation engine, user customization options and a variety of apps. Since its limited launch in February 2012, Ultra TV has attracted approximately 69 thousand customers as of December 31, 2013.

  •
  Premium Channels:    These channels, such as HBO, Showtime, Starz, Encore and Cinemax, provide commercial-free movies, sports and other special event entertainment programming and are available at an additional charge above our expanded basic and digital tiers of service.

        Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services.

Telephony Services

        Our telephony services include local and long-distance telephone services. We offer telephone packages that include different combinations of the following core services:

  •
  local area calling plans;

  •
  flat-rate local and long-distance plans;

  •
  unlimited local and long-distance plans;

  •
  popular calling features such as caller ID, call waiting and voicemail; and

  •
  measured and fixed rate toll packages based on usage.

Residential Data Services

        We offer tiered data services to residential customers that include always-on high-speed connections to the Internet using cable modems. Our most popular Internet speed tier provides a download speed of 15 megabits per second. In most of our markets, we offer a 50 megabit per second connection for customers with higher bandwidth requirements.

        Our data packages generally include the following:

  •
  specialized technical support 24 hours a day, seven days a week;

  •
  a home portal page with customizable access to local content, weather, news, sports and financial reports;

  •
  value-added features such as e-mail accounts, on-line storage and spam protection;

  •
  premium services for an incremental fee that include security, music and exclusive online content; and

  •
  a DOCSIS-compliant modem installed by a trained professional.

Business Telephony and Data Services

        Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering and have also have developed new products to meet the more complex high-speed data and telephony needs of medium and large enterprises. We offer pure fiber services, which enable our customers to have T-1 telephony services, data speeds of up to 1 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. We have introduced our Matrix product offering, which can replace customers' aging, low functionality private branch exchange ("PBX") products with an IP Centrex telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our pure fiber services network and terminated via an Ethernet connection at the customer's premise. We have a complete line of collocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

Pricing for Our Products and Services

        We attractively price our services to promote sales of bundled packages. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. The bundle approach simplifies our customers' experience, while creating operational efficiencies by reducing the number of plans handled by our sales and call center personnel and by reducing the number of packages supported in our billing system. We also sell individual services at prices competitive to à la carte services sold by our competitors. An installation fee may be charged to new and reconnected customers. We charge monthly fees for customer premise equipment.

Our Interactive Broadband Network

        Our network is critical to the implementation of our operating strategy, allowing us to offer bundled high-speed data, video and telephony services to our customers in an efficient manner and with a high level of quality. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

  •
  redundant fiber routing which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;

  •
  back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

  •
  network monitoring to the customer premise for all digital high-speed data, video and telephony services.

Technical Overview

        Our interactive broadband network consists primarily of fiber-optic cable and coaxial cable. Fiber-optic cable is a communications medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system's main high capacity fiber-optic cables connect to multiple nodes throughout our network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers. We have sufficient fibers in our cables to subdivide our nodes if growth so dictates. Our network has excellent broadband frequency characteristics and physical durability, which is conducive to providing high-speed data, video and telephony transmission.

        As of December 31, 2013, our network consisted of over 33,000 miles of network, passed over 2,995 thousand homes and served approximately 841 thousand total customers. Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are "self-healing," which means that they provide for the very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

        We distribute our bundled services from locations called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue during a power outage. Additionally, individual nodes that are served by hubs are equipped with back-up generators or batteries. Our redundant fiber-optic cables and network powering systems allow us to provide circuit-based telephony services consistent with industry reliability standards for traditional telephone systems.

        We monitor our network 24 hours a day, seven days a week from our network operations centers in Naperville, Illinois. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network's operational life.

Video

        We offer video services over our network in the same way that other cable companies provide cable TV service. Our network is designed for an analog and digital two-way interactive transmission with fiber-optic cable carrying signals from the headend to hubs and to distribution points (nodes) within our customers' neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

Telephony

        We offer telephony service over our broadband network in predominantly the same way local phone companies provide service. We install a network interface box outside a customer's home or an

Embedded Multimedia Terminal Adapter in the home to provide dial tone service. Our network interconnects with those of other local phone companies. We also operate telephone systems in Valley and Ashford, Alabama; West Point, Georgia; and Viborg, South Dakota where we are the rural incumbent telephone companies. In addition, we serve the majority of our telephony customers using voice over Internet Protocol ("VoIP") switching technology. This newer architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as session initiation protocol, hosted PBX services and other services.

High-Speed Data

        We provide Internet access using high-speed cable modems in the same way customers receive Internet services over modems linked to the local telephone network. We provide our customers with a high level of data transfer rates through multiple peering arrangements with tier-one Internet facility providers.

Additional Commercial Services

        We provide the video, data and voice services outlined above to commercial customers as well as residential customers. However, we also utilize our network to provide other commercial services, including session initiated protocol, web hosting, metro Ethernet and wireless backhaul services. We also provide advanced collocation and cloud infrastructure services including; private cage or cabinet with high availability power, virtual and physical compute, high performance storage, dedicated firewall/load balancers, private virtual local area network segmentation, disaster recovery to the cloud and backup and archive as a service.

Programming

        We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative ("NCTC"), which enables us to take advantage of volume discounts. As of December 31, 2013, approximately 25% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

        We have at least one competitor in each market. Our competition comes from a variety of communications companies because of the broad number of high-speed data, video and telephony services we offer to both residential and business customers. Competition is based on service, content, reliability, bundling, value and convenience. We believe our consistent recognition for having a strong commitment to customer service provides meaningful differentiation versus our competitors.

Video Services

        Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our cable competitors currently include Bright House Networks ("Bright House"), Charter Communications, Inc. ("Charter"), Comcast Corporation ("Comcast"), Mediacom Communications Corporation ("Mediacom"), Midcontinent Communications ("Midcontinent") and Time Warner Cable Inc. ("Time Warner"). We also encounter competition from direct broadcast satellite systems, including DIRECTV and Echostar Communications Corporation ("Echostar") (also known as Dish Networks) that transmit signals to small dish antennas owned by the end-user.

        The Telecommunications Act of 1996 (the "1996 Act") eliminated many restrictions on local telephone companies offering video programming and we face competition from those companies. AT&T Inc. ("AT&T"), CenturyLink and Verizon Communications, Inc. ("Verizon") currently provide video services to homes in certain of our markets. Given the publicly stated intentions of AT&T and Verizon, we expect modest additional incumbent local exchange carrier ("ILEC") "fiber to the curb" activity in our footprint. We also compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multi-unit complexes through a satellite master antenna—a single satellite dish for an entire building or complex.

        Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing video programming offered by cable television systems include "over the top" business models such as NetFlix.

        In addition to other factors, we compete with these companies by delivering a differentiated customer service experience and using programming content, including the number of channels and the availability of local programming.

        Importantly, we also compete against video service providers with a bundled high-speed data, video and telephony product which not all of our competitors can deliver.

Telephony Services

        In providing local and long-distance telephony services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. AT&T, CenturyLink, Frontier Communications Corporation ("Frontier"), and Verizon are the incumbent local phone companies in our current markets. We also compete with a number of providers of long-distance telephone services, such as AT&T, CenturyLink, Frontier and Verizon. In addition, we compete with a variety of smaller, more regional competitors that may lease network components from AT&T, CenturyLink, Frontier or Verizon and focus on the commercial segment of our markets.

        Following years of development, VoIP has been deployed by a variety of service providers including the other Multiple System Operators ("MSOs") that we compete against and independent service providers such as Vonage Holding Corporation. Unlike circuit switched technology, this technology does not require ownership of the last mile and eliminates the need to rent the last mile from the Regional Bell Operating Companies. VoIP providers have had differing levels of success based on their brand recognition, financial support, technical abilities, and legal and regulatory decisions.

        Wireless telephone service is viewed by some consumers as a replacement for traditional telephone service. Wireless service is priced on a flat-rate or usage-sensitive basis and rates are decreasing quarterly.

        Importantly, we compete against telephony service providers with a bundled high-speed data, video and telephony product which not all of our competitors can deliver.

Data Services

        We primarily compete against other cable television companies, ILECs that provide dial-up and DSL services and other wireless Internet access services to provide consumers in our markets with data services. In portions of our footprint where we compete against other cable television companies, these competitors provide high-speed Internet access services for both residential and business customers as do we. The data offerings from the competitors include a range of services from DSL to gigabit Ethernet.

        Our competitors primarily provide services over traditional telephone networks or broadband data networks. Our services are offered via pure and hybrid fiber network connections. Additional services include spam filtering, email, private web space, online storage, and customizable news and entertainment content.

        Importantly, we compete against data service providers with a bundled high-speed data, video and telephony product which not all of our competitors can deliver.

Bundled Services

        Most of our competitors have deployed their own versions of the triple-play bundle in our markets. Bright House, Charter, Comcast, Mediacom, Midcontinent and other MSOs have launched VoIP and thereby enabled their own versions of a triple play bundle in our markets.

        AT&T, CenturyLink and Verizon initiated agreements or partnerships with satellite providers enabling video, which became their third service offering. AT&T U-verse, CenturyLink and Verizon FiOS have begun to provide video via their broadband networks in certain markets. Thus far, Verizon FiOS has deployed broadband video in a portion of Pinellas and AT&T U-verse has deployed video in all of our markets other than Evansville, Lawrence, Knoxville, Huntsville and Charleston markets.

        We believe that our emphasis on customer service will continue to be a strategic initiative and that an additional focus on technology and deploying broadband data applications is the best way to retain and attract customers.

Employees

        As of December 31, 2013, we had approximately 3,300 full-time employees. We consider our relationship with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan. We recruit from several major industries for employees with skills in high-speed data, video and telephony technologies. None of our employees are subject to collective bargaining agreements.

Legislation and Regulation

        We operate in highly regulated industries and both our cable television and telecommunications services are subject to broad regulation at the federal, state and local levels. Our Internet services are subject to more limited regulation. The following is a summary of laws and regulations affecting the cable television and telecommunications industries. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Regulation of Cable Services

        The Federal Communications Commission (the "FCC"), the principal federal regulatory agency with jurisdiction over cable television operators and services, has promulgated regulations covering many aspects of cable television operations. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease-and-desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

  Rate Regulation

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply, however, when a cable operator demonstrates to the FCC that it is subject to effective competition in the relevant community. Moreover, some local franchising authorities that could otherwise regulate basic rates under this authority choose not to do so. We are not currently subject to rate regulation in any of our markets.

  Program Access

        To promote competition between incumbent cable operators and independent cable programmers, the 1992 Cable Act placed restrictions on dealings between certain cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited in most cases from favoring those cable operators over competing distributors of multi-channel video programming, such as satellite television operators and unaffiliated competitive cable operators such as us. Specifically, the program access regulations generally prohibit exclusive contracts for satellite cable programming or satellite broadcast programming between any cable operator and any cable-affiliated programming vendor. On October 5, 2012, the FCC adopted and released a Further Notice of Proposed Rulemaking in the Matter of Revision of the Commission's Program Access Rules (the "Program Access FNPRM"). The Commission declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. The prohibition applies only to programming that is delivered via satellite; it does not apply to programming delivered via terrestrial facilities. The Commission determined that a preemptive prohibition on exclusive contracts is no longer "necessary to preserve and protect competition and diversity in the distribution of video programming" considering that a case-by-case process will remain in place after the prohibition expires to assess the impact of individual exclusive contracts. In the Program Access FNPRM, the Commission also seeks comment on revisions to the program access rules pertaining to buying groups and rebuttable presumptions in program access complaint proceedings challenging certain exclusive contracts. The Program Access FNPRM is still pending.

  Commercial Leased Access

        The Communications Act requires that cable systems with 36 or more channels must make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules. However, in 2007, the FCC proposed to modify the way that cable operators must calculate their rates for such access. An appeal has been pending before the U.S. Court of Appeals for the Sixth Circuit since 2008 and is currently held in abeyance pending Office of Management and Budget approval of certain information collection requirements. It is possible that, unless this modification is ultimately reversed on appeal, there may be more carriage requests in the future. It is not clear that we would be able to recover our costs under the new methodology or that the use of our network capacity for such carriage would not materially impact our ability to compete effectively in our markets.

  Carriage of Broadcast Television Signals

        The 1992 Cable Act established broadcast signal carriage (so-called "must carry") requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station's signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election by broadcasters became effective on January 1, 2012. For local, non-commercial stations, cable systems are also subject to must-carry obligations but are not required to negotiate for retransmission consent. We now carry most stations pursuant to retransmission consent agreements and pay fees for such consents or have agreed to carry additional services in lieu of making cash payments to a broadcaster.

  Franchise Authority

        Cable television systems operate pursuant to non-exclusive franchises issued by franchising authorities, which depending on the specific jurisdiction, can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Franchising authority is premised upon the cable operator crossing and using public rights-of-way to construct and maintain its system. The terms of franchises, while variable, typically include requirements concerning services, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels and support, and channel capacity. Franchise authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchise authority of 5% of our gross cable service revenues, which is the current maximum authorized by federal law. Many of our franchises also require that we pay a percentage of our gross revenue in support of public, educational and governmental ("PEG") channels. These so-called PEG fees vary, but generally do not exceed 2% of our gross cable services revenues.

        On December 20, 2006, the FCC established rules and provided guidance (the "2006 Order") pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate the unreasonable barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises.

        Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to us, states with new laws streamlining the franchising process or authorizing state-wide or uniform franchises include Florida, Georgia, Indiana, Iowa, Kansas, Illinois, Michigan, Ohio, South Carolina and Tennessee. In some cases, these laws enable us to expand our operations more rapidly by providing for a streamlined franchising process. At the same time, they enable easier entry by additional providers into our service territories.

  Franchise Renewal

        Franchise renewal, or approval for the sale, transfer or assignment of a franchise, may involve the imposition of additional requirements not present in the initial franchise agreement. Franchise renewal is not guaranteed, but federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises are typically issued for 10 to 15 year initial terms, but the terms do vary depending upon whether we are operating under a local or state franchise, and many of our existing franchise terms will expire over the course of the next several years. Still, we expect our franchises to be renewed by the relevant franchising authority. The 2006 Order discussed under "—Franchise Authority" above as well, as some state laws that regulate the issuance of state video franchises, reduce the potential for unreasonable conditions being imposed upon renewal.

  Pole Attachments

        The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights-of-way pursuant to regulated rates and set timeframes is highly beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 20 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Illinois, Michigan and Ohio have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency's jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator. In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. That decision, which became effective in the summer of 2011, is subject to pending appeals.

  Internet service

        To date, the FCC has rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators' broadband facilities. On December 23, 2010, the FCC adopted "net neutrality" rules requiring fixed and mobile providers of broadband Internet access to comply with certain disclosure and other rules designed to maximize consumer access to broadband services (the "Open Internet Order"). In summary, the rules impose obligations related to ensuring provider transparency and preventing unreasonable blocking and discrimination of content, applications or services. In general, the requirements, which took effect on November 20, 2011, permit reasonable network management practices by broadband providers. Challenges to the "net neutrality" rules, including the FCC's jurisdiction to adopt the rules, were filed in federal appellate court. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC's 2010 Open Internet Order rules that had banned blocking or discriminatory treatment of web sites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators (the "D.C. Circuit Order"). At the same time, the court approved the agency's requirement that broadband providers adequately disclose their policies regarding blocking and "network management" (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.). The FCC is now reviewing its Open Internet Order rules and may implement revised and/or additional rules. The substance, scope and implications of any revised rules are uncertain.

  Tier Buy-through

        The tier buy-through prohibition contained in the 1992 Cable Act generally prohibits cable operators from requiring subscribers to purchase a particular service tier, other than the basic service tier, in order to obtain access to video programming offered on a per-channel or per-program basis. In general, a cable television operator has the right to select the channels and services that are available on its cable system. With the exception of certain channels that are required to be carried by federal law as part of the basic tier, such as certain local broadcast television channels, the cable operator has broad discretion in choosing the channels that will be available and how those channels will be packaged and marketed to subscribers. In order to maximize the number of subscribers, the cable operator selects channels that are likely to appeal to a broad spectrum of viewers. If Congress or the FCC were to place more stringent requirements on how we package our services, such requirements could have an adverse effect on our profitability.

  Potential Regulatory Changes

        The regulation of cable television systems at the federal, state and local levels has substantially changed over the past two decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others, cannot be ascertained with any certainty at this time. Our business could be adversely affected by future changes in regulations.

  Regulation of Telecommunication Services

        Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services.

  Regulation of Local Exchange Operations

        Our ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated telecommunications earnings of all of our subsidiaries are subject to federal regulation by the FCC, and our local and intrastate products and services and the regulated earnings are subject to regulation by state public service commissions ("PSC"). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates. The FCC also regulates the rates that ILECs and competitive local exchange carriers ("CLECs") may charge for the use of their local networks in originating or terminating interstate and international transmissions. PSCs have jurisdiction over matters including local service rates, intrastate access rates and the quality of service.

        The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

  •
  Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, collocation of equipment and resale, and requires all LECs to enter into mutual compensation arrangements with other local exchange carriers ("LECs") for transport and termination of local calls on each other's networks.

  •
  Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, PSCs or at negotiated prices.

  •
  Collocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.

  •
  Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP services, to permit users of telecommunications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another. While number portability generally benefits our CLEC operations, it represents a burden to our ILEC subsidiaries.

  •
  Access to Rights-of-Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights-of-way at regulated prices and set time frames.

        We have entered into PSC approved local interconnection agreements with a variety of telecom providers for, among other things, the transport and termination of our local telephone traffic. Some of these agreements have expired and we continue to operate on the same rates, terms, and conditions in the interim as we seek to enter into successor agreements. These agreements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the rates and terms concerning our interconnection agreements with ILECs under which we operate today will be available in the future.

  Inter-Carrier Compensation

        Our local exchange carrier subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. Accordingly, we benefit from the receipt and termination of intrastate and interstate long distance traffic, though we also make payments to other telecommunications carriers when they terminate our telecommunications traffic. On November 18, 2011, the FCC released an order (the "IC Compensation Order") substantially revising the inter-carrier compensation system, including intrastate and interstate access charges. As a result of this lengthy and complex order and the associated rule changes, which became effective on December 29, 2011, numerous changes to the inter-carrier compensation regime will be effectuated in the coming years, affecting all local exchange carriers. As of the effective date, all terminating interstate and intrastate access charge rates have been capped for all local exchange carriers, as well as interstate originating access charges. The IC Compensation Order also requires, as a general matter, that intrastate access charges for terminating traffic be brought into parity with interstate access charges by July 1, 2014, after which there will be a multi-year reduction in access rates to bill and keep (i.e., zero compensation) by July 1, 2017, 2018, or 2020, depending upon the specific situation and carrier. This decision and the associated rules are the subject of numerous petitions for reconsideration pending before the FCC and approximately one dozen petitions for review which have been consolidated before the U.S. Court of Appeals for the Tenth Circuit. These petitions could take many months and even years to be resolved. At the same time, the FCC has initiated proceedings to further consider a number of other inter-carrier compensation matters, including whether originating access charges should be reduced or eliminated, how to handle rates for certain transport services, whether transit rates should be regulated (i.e. rates when one local exchange carrier acts in a transiting capacity between two other carriers that exchange traffic but are not directly connected), and whether IP-IP interconnection should be regulated or left to the marketplace. Revenue arising out of inter-carrier compensation when we terminate traffic will decline as the order and the associated rules are implemented, as will the payments that we must make to other carriers.

        Despite the foregoing action by the FCC regarding intrastate access charges, state regulatory commissions may impose additional requirements that require us to reduce our current rates for intrastate access charges or allow us to expend additional funds to develop and file cost studies in order to attempt to secure state approval to maintain higher access charge rates. Such developments could result in a material adverse effect on our business, results of operations and financial condition.

        Several of our subsidiaries are classified by the FCC as non-dominant carriers with respect to both interstate and international long-distance services and competitive local exchange services. As non-dominant carriers, these subsidiaries' rates presently are not generally regulated by the FCC, although the rates are still subject to general statutory requirements applicable to all carriers that the rates be just, reasonable and nondiscriminatory. We may file tariffs for interstate access charges for these carriers on a permissive basis, but otherwise our interstate services are mandatorily detariffed and subject to our ability to enter into relationships with our customers through contracts. Our interstate access services are tariffed and fall within FCC-established benchmarks for such services.

        Certain of our subsidiaries are regulated by the FCC as dominant carriers in the provision of interstate switched access services. These subsidiaries must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Each such subsidiary has filed its own tariff or concurred in the tariffs filed by the National Exchange Carrier Association.

  Regulatory Treatment of VoIP Services

        A significant part of our telephony line of business is classified by the FCC as VoIP. At this time, the FCC and state regulators have not classified most IP-enabled services as regulated telecommunications services. The FCC, for example, has found that a provider of "interconnected VoIP" services is providing telecommunications for purposes of some of its rules applicable to traditional circuit switched telephone providers, but has yet to issue a ruling determining whether interconnected VoIP providers are to be regulated as providers of information services or telecommunications services. The FCC initiated a rulemaking proceeding in 2004 to examine issues relating to the appropriate regulatory classification of IP-enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding, though it has issued several decisions in the interim applying regulatory requirements to providers of interconnected VoIP services. These requirements include regulations relating to federal universal service contributions, the confidentiality of customer data and communications, copyright issues, taxation of services, cooperation with law enforcement, licensing, outage reporting, 911 emergency access and disability access. Within our VoIP line of business, we currently comply with all applicable regulations that have been issued by the FCC or state regulatory agencies. Decisions and regulations from similar proceedings in the future could lead to an increase in the costs associated with providing VoIP services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

        As an integral part of the IC Compensation Order, the FCC adopted, for the first time, a regulatory framework specifically addressing compensation for traffic that originates or terminates in Internet protocol and also traverses the public switched telephone network ("PSTN"). Specifically, the FCC adopted a rule that provides, as a general matter, that VoIP providers may assess the equivalent of interstate switched access charges for traffic that is exchanged in time division multiplex format and which originates and/or terminates in Internet protocol format, whether the traffic originates or terminates in the same state or in different states. Because a significant amount of our telephone traffic is considered VoIP under the FCC's definition, this traffic is now afforded unambiguous status in this regard for the first time. The new FCC framework also defines what other carriers may charge our VoIP traffic for access services, and, in general, those rates are largely reciprocal for the majority of our traffic. We have modified our federal and state tariffs to implement the new rules. However, there are petitions for reconsideration on file with the FCC and petitions for review before the U.S. Court of Appeals for the Tenth Circuit which may affect our ability to charge for such traffic and our obligation to pay others for originating or terminating such traffic of our customers.

  Universal Service

        The Federal Universal Service Fund ("USF") is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC's universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international telecommunications revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the fourth quarter of 2013 was 16% of gross assessable interstate and international telecommunications revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive. The FCC has recently indicated its intent to cap increases on this fund in the context of the ICC order referenced above, but whether or not the contribution factor decreases over time remains to be seen.

  Forbearance and Other Relief to Dominant Carriers

        The Communications Act permits the FCC to forbear from requiring telecommunications carriers to comply with certain of its regulations and provisions of the Communications Act if certain conditions are present that make enforcement of the regulations or statutory provisions unnecessary. Future reduction or elimination of federal regulatory and statutory requirements could free us from regulatory burdens, but might also increase the relative flexibility of our major competitors. The FCC has certain petitions for forbearance pending before it, including a petition filed by USTelecom in December 2011 seeking to have the FCC forbear from enforcing a number of traditional regulatory and statutory common carrier requirements against incumbent ILECs. As a result of grants of forbearance, our costs (and those of our competitors) of purchasing broadband services from carriers could increase significantly, as the rates, terms and conditions offered in non-tariffed "commercial agreements" may become less favorable and we may not be able to purchase services from alternative vendors.

  Multiple Tenant Properties

        The FCC has prohibited telecommunications carriers from entering into exclusive access agreements (or enforcing pre-existing exclusive arrangements) with building owners or managers in both commercial and residential multi-tenant environments. The FCC has also adopted rules requiring utilities (including LECs) to provide telecommunications carriers (and cable operators) with reasonable and non-discriminatory access to utility-owned or -controlled conduits and rights-of-way in all multiple tenant environments (e.g., apartment buildings, office buildings and campuses) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters. These requirements may facilitate our access (as well as the access of competitors) to customers in multi-tenant environments, at least with regard to our provision of telecommunications services.

        In an Order released November 13, 2007, the FCC found that contractual agreements between multiple dwelling unit (MDU) owners and cable operators that grant exclusive access to the cable operator are proscribed as "unfair methods of competition." Under the rule, the Commission prohibits the enforcement of existing exclusivity clauses and the execution of new ones by cable operators and others subject to the relevant statutory provisions. MDUs include a multiple dwelling unit building (such as an apartment building, condominium building or cooperative) and any other centrally managed residential real estate development (such as a gated community, mobile home park, or garden apartment). These requirements may facilitate our access (as well as the access of competitors) to customers in MDU environments, at least with regard to our provision of cable services. They also, however, invalidate any of our existing exclusive access agreements covered by the rules.

  Customer Proprietary Network Information and Personally Identifiable Information

        We are subject to specific customer privacy obligations with respect to both our telephone and cable services.

        FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing telecommunications services. Such protected information, known as Customer Proprietary Network Information ("CPNI"), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state-specific CPNI rules. The FCC's rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs, and file a certification with the FCC stating that its policies and procedures ensure compliance. If a federal or state regulatory body determines that we have breached the applicable regulations or implemented the FCC's requirements incorrectly, we could be subject to fines or penalties. Additionally, the FCC is considering whether supplemental security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

        The Federal Cable Act also requires that we protect the privacy of our cable television customers. In general, the Act: (i) requires that cable operators such as us notify customers of our obligations and their privacy rights; and (ii) prohibits cable operators from: (a) disclosing cable customer personally identifiable information (PII) without customer consent, or a court order, except in limited situations; and (b) using the cable system to collect PII without customer consent, unless necessary to provide service or prevent theft of service. The Act specifically provides our customers with the right to bring legal action against us if we fail to comply with the statutory requirements.

  Taxes and Regulatory Fees

        We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, local sales taxes, franchise fees and PEG fees, FCC regulatory fees and PSC regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing, franchise or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

  Environmental Regulation

        We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations governing matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and endangered species, and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate several sites in connection with our operations. Our switch sites and some customer premise locations are equipped with back-up power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered backup generators, and we use batteries to back-up some of our customer premise equipment. We believe that we currently are in compliance with the relevant federal, state, and local requirements in all material respects, and we are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on us.

Franchises

        As described above, cable television systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Cable system franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions, the maintenance of insurance and indemnity bonds, the payment of franchise fees and the support of PEG channels. We are currently in the process of renegotiating a small number of expired franchises, including the franchise in Huntsville, Alabama. Local regulation of cable television operations and franchising matters is currently subject to federal regulation under the Communications Act and the corresponding regulations of the FCC. The FCC has taken recent steps toward streamlining the franchising process. See "—Legislation and Regulation—Regulation of Cable Services" above.

        Prior to the scheduled expiration of franchises, we may initiate renewal proceedings with the relevant franchising authorities. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the "fair market value" of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals.

Corporate Information

        WideOpenWest Finance, LLC was founded in 2001 and is a Delaware limited liability company. WOW's principal executive offices are located at 7887 East Belleview Avenue, Suite 1000, Englewood, Colorado 80111. WOW's telephone number is (720) 479-3500. WOW's website can be found on the Internet at www.wowway.com.

Item 1A.    Risk Factors

RISK FACTORS

        The material risks and uncertainties that we believe affect our business are described below. These risks and uncertainties may not be the only ones we face. Additional risks and uncertainties that we are not aware of or focused on, or risks currently deemed immaterial, may also impair business operations. You should consider carefully the risks and uncertainties described below together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occurs, our business, financial condition, operating results or liquidity could be materially adversely affected.

We face a wide range of competition, which could negatively affect our business and financial results.

        Our industry is, and will continue to be, highly competitive. Some of our principal residential services competitors, including other cable and local telephone companies, offer services that provide features and functions comparable to the residential high-speed data, video, and/or telephony that we offer, and these competitors offer these services in bundles similar to ours. In most of our markets, cable competitors have invested in their networks and are able to offer a product suite which is comparable to ours. In addition, in some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two-way video, high-speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. Consequently, there are more than two providers of "triple-play" services in some of our markets.

        In addition, each of our residential services faces competition from other companies that provide residential services on a stand-alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices, some without charging a fee for access to the content. This trend could negatively impact customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high-speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, "over-the-top" phone service and other communication alternatives, including texting, social networking and email. In recent years, a trend known as "wireless substitution" has developed whereby certain customers have chosen to utilize a wireless telephone service as their sole phone provider, which we expect to continue in the future.

        We also compete across each of our commercial high-speed data, networking and telephony services with ILECs, CLECs and other cable companies.

        Any inability to compete effectively or an increase in competition could have an adverse effect on our financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in our growth rates and could reduce our revenue. As we expand and introduce new and enhanced services, we may be subject to competition from other providers of those services. We cannot predict the extent to which this competition will affect our future business and financial results or return on capital expenditures.

        In addition, future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may also result in changes to the competitive landscape.

Many of our competitors are larger than we are and possess more resources than we do.

        The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

        In providing video service, we currently compete with Bright House, Charter, Comcast, Mediacom, Midcontinent Time Warner, Cox, At&T and Verizon. We also compete with satellite television providers, including DIRECTV and Echostar. Satellite television providers typically offer local broadcast television stations, which further reduces our current advantage over satellite television providers and our ability to attract and maintain customers.

        In providing local and long-distance telephone services and data services, we compete with the incumbent local phone company in each of our markets as well as other cable providers in our markets. AT&T, CenturyLink, Frontier, United Telephone Company and Verizon are the primary ILECs in our targeted region. They offer both local and long-distance services in our markets and are particularly strong competitors. We seek to attract customers away from other telephone companies, and cable television service operators offering telephone services with Internet-based telephony. Cable operators offering voice services and data services in our markets increase competition for our bundled services.

We face risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

        Our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery. Technological advancements, such as new video formats and Internet streaming and downloading, many of which have been beneficial to our business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and have intensified the challenges posed by audience fragmentation. Increasingly, content owners are delivering their content directly to consumers over the Internet, often without charging any fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets and mobile devices. The increasing number of choices available to audiences could negatively impact not only consumer demand for our products and services, but also advertisers' willingness to purchase advertising from us. If we do not respond appropriately to the increasing leisure and entertainment choices available to consumers, our competitive position could deteriorate, which could adversely affect our operations, business, financial condition or results of operations.

A prolonged economic downturn, especially a continued downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased revenues.

        The U.S. economy has experienced a protracted slowdown and the future economic environment may continue to be challenging. In addition, the global financial markets have continued to display uncertainty, and the equity and credit markets have experienced extreme volatility, which could cause already weak economic conditions to worsen. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for our services, especially premium video services and enhanced features, such as DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service or "over-the-top" phone service and their video service with Internet-delivered and/or over-air content, which would negatively impact our ability to attract customers, maintain or increase rates and maintain or increase revenue. The expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones, may further reduce consumer demand for our services during periods of weak economic conditions. In addition, providing video services is an established and highly penetrated business. Our ability to gain new video subscribers is partially dependent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in our operating areas declines and/or the number of home foreclosures significantly increases, we may be unable to maintain or increase the number of our video subscribers.

        We are unable to predict the duration of the current economic conditions or their effects on financial markets, our business and results of operations. If current economic conditions continue or further deteriorate, our results of operations, financial condition and cash flow could be materially adversely affected.

Our future growth is partially dependent upon our edge-out strategy, which may or may not be successful.

        We are strategically focused on driving growth by constructing additional cable networks in order to sell our products and services within communities which we do not currently serve. Generally, residents and enterprises within these communities can already purchase a bundled triple-play offering from other providers, or purchase high-speed data, video and telephony services from other operators on an à la carte basis. Therefore, we are expanding into competitive environments. This effort requires considerable financial and management resources, including reducing the near-term cash generation profile of our business. Additionally, we must obtain pole attachment agreements, franchises, construction permits, telephone numbers and other regulatory approvals to commence operations in these communities. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits and conducting the construction itself have adversely affected our scheduled construction plans in the past and could do so again in the future. Difficulty in obtaining numbering resources may also adversely affect our ability to expand into new markets. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance may suffer.

The demand for our bundled broadband communications services may be lower than we expect.

        The demand for high-speed data, video and telephony services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled broadband communications services is materially lower than we expect. Our ability to generate revenue will suffer if the markets for the services we offer, including telephony and high-speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors.

Our future growth is partially dependent upon a commercial services strategy, which may or may not be successful.

        One of the elements of our growth strategy is to execute upon a meaningful expansion in the commercial services market. However, there is significant competition in commercial services including significantly larger and better capitalized competitors. We may not be able to successfully compete with these competitors or be able to make the operational or financial investments necessary to successfully to serve the targeted customer base.

Our business is characterized by rapid technological change, and if we do not respond appropriately to technological changes, our competitive position may be harmed.

        We operate in a highly competitive, consumer-driven, rapidly changing environment and our success is, to a large extent, dependent on our ability to acquire, develop, adopt and exploit new and existing technologies to distinguish our services from those of our competitors. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services, such as VOD, DVR, interactive television, IP Centrex services and pure fiber network services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. In addition, we may be required to select one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result.

        The ability of our competitors to acquire or develop and introduce new technologies, products and services more quickly than us may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors' product and service offerings also may require us to make additional future research and development expenditures or to offer at no additional charge, or at a lower price, certain products and services that we currently offer to customers separately or at a premium. In addition, the uncertainty of the costs for obtaining intellectual property rights from third parties could impact our ability to respond to technological advances in a timely manner.

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect our operations, business, financial condition or results of operations.

        Programming has been our largest single operating expense. In recent years, the cable industry has experienced rapid increases in the cost of cable programming, retransmission consent charges for local commercial television broadcast stations and regional sports programming. We expect these trends to continue. As compared to large national providers, our relatively modest base of subscribers limits our ability to negotiate lower programming costs. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming cost increases on to our customers. Furthermore, providers of desirable content may be unwilling to enter into distribution arrangements on acceptable terms and owners of non-broadcast video programming content may enter into exclusive distribution arrangements with our competitors. Any inability to pass programming cost increases on to our customers would have an adverse impact on our gross profit and a failure to carry programming that is attractive to our subscribers could adversely impact subscription and advertising revenues.

Changes in broadcast carriage regulations could impose significant additional costs on us.

        Federal "must carry" rules require us to carry some local broadcast television signals on our cable systems that we might not otherwise carry. If the FCC seeks to revise or expand the "must carry" rules, for example by requiring carriage of multicast signals, we would be forced to carry video programming that we would not otherwise carry, potentially drop more popular programming in order to free capacity for the required programming, decrease our ability to manage our bandwidth efficiently and/or increase our costs, which could make us less competitive. As a result, cable operators, including us, could be placed at a disadvantage versus other multichannel video providers. Potential federal legislation regarding programming packaging, bundling or à la carte delivery of programming could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Programming exclusivity in favor of our competitors could adversely affect the demand for our video services.

        We obtain our programming by entering into contracts or arrangements with programming suppliers. Federal rules restrict cable operators and other multichannel video programming distributors from entering into certain exclusive programming arrangements. A programming supplier, however, could enter into an exclusive arrangement, consistent with these rules, with one of our video competitors that could create a competitive advantage for that competitor by restricting our access to this programming. If our ability to offer popular programming on our cable television systems is restricted by exclusive arrangements between our competitors and programming suppliers, the demand for our video services may be adversely affected and our cost to obtain programming may increase.

We may not be able to obtain necessary hardware, software and operational support.

        We depend on third-party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide our services. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors' capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, our ability to provide some services may be materially adversely affected. Any of these events could materially and adversely affect our ability to retain and attract subscribers, and have a material negative impact on our operations, business, financial condition or results of operations.

Loss of interconnection arrangements could impair our telephone service.

        We rely on other companies to connect the calls made by our local telephone customers to the customers of other local telephone providers. These calls are completed because our network is interconnected with the networks of other telecommunications carriers. These interconnection arrangements are mandated by the Communications Act of 1934, as amended (the "Communications Act"), and the FCC's implementing regulations. It is generally expected that the Communications Act will continue to undergo considerable interpretation and modification, including the FCC's potential forbearance from continuing to enforce carriers' statutory and regulatory interconnection obligations, which could have a negative impact on our interconnection agreements. It is also possible that further amendments to the Communications Act may be enacted, which could have a negative impact on our interconnection agreements. The contractual arrangements for interconnection and access to unbundled network elements with incumbent carriers generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state PSC and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services that we have obtained and may seek to obtain under these agreements, which could adversely affect our operations, business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.

        We receive payments from various federal or state universal service support programs. These include interstate common line support and Lifeline and Schools and Libraries programs within the Federal USF program, as well as similar state universal support programs. The total cost of all of the various USF programs has increased greatly in recent years, putting pressure on regulators to reform those programs, and to limit both eligibility and support flows. In addition, we receive traffic termination payments from other carriers based upon rates established by various regulatory bodies. These rates may be subject to meaningful reductions due to ongoing rate reform efforts being led by the FCC. Our ability to receive state support program funds is also subject to the determination of certain PSCs. Adverse decisions by those PSCs may reduce our ability to access those funds.

        In November 2011, the FCC adopted an order reforming core parts of the USF and that also broadly recast the existing intercarrier compensation ("ICC") scheme. The order, which became effective December 29, 2011, established the Connect America Fund ("CAF") to replace support revenues provided by the current USF and redirects support from voice services to broadband services. Beginning in 2012, we expect the order to impact the amount of support revenue we receive from USF, CAF and the ICC scheme. Some of these impacts may be greater in the early years of the transition. The order also broadly alters the manner in which affected companies will have to operate their businesses. The order is currently subject to both reconsideration and appeal. Further regulatory actions on these issues may have a material impact on our consolidated financial position and our results of operations in future periods. The impact of the order on our business cannot be fully determined at this time.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our operations, business, financial condition and results of operations.

        We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by the general economic downturn. Dramatic declines in the housing market in recent years, including falling home prices and increasing foreclosures, together with significant unemployment, have affected consumer confidence and may cause increased delinquencies in payment or cancellations of services by our customers, or lead to unfavorable changes in the mix of products our customers purchase. The general economic downturn also may affect advertising sales as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our operations, business, financial condition or results of operations.

        In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services, or to which we delegate certain functions. The general economic downturn, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our operations, business, financial condition or results of operations.

Historically, we have made several acquisitions, and we may make more acquisitions in the future as part of our growth strategy. Future acquisitions or joint ventures could strain our business and resources. In addition, we may not be able to identify suitable acquisitions.

        If we acquire existing companies or networks or enter into joint ventures, we may:

  •
  miscalculate the value of the acquired company or joint venture;

  •
  divert resources and management time;

  •
  experience difficulties in integrating the acquired business or joint venture with our operations;

  •
  experience relationship issues, such as with customers, employees and suppliers as a result of changes in management;

  •
  incur additional liabilities or obligations as a result of the acquisition or joint venture; and

  •
  assume additional financial burdens in connection with the transaction.

        Additionally, ongoing consolidation in our industry may reduce the number of attractive acquisition targets. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could adversely affect our operations, business, financial condition or results of operation.

We could be negatively impacted by future interpretation or implementation of regulations or legislation.

        Our video and telephony services are subject to extensive regulation at the federal, state and local levels. In addition, the federal government has extended regulation to high-speed data services. We are also subject to regulation of our video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. The current telecommunications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and modification. From time to time, federal legislation, FCC and PSC decisions, and court decisions interpreting legislation, FCC or PSC decisions, are made that can affect our business. We cannot predict the timing or the future financial impact of legislation or administrative decisions. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations or interpretations, and whether they are favorable to us or to our competitors.

"Net neutrality" legislation or regulation could limit our ability to operate our high-speed data service business profitably and to manage our broadband facilities efficiently.

        On December 21, 2010, the FCC adopted an "Open Internet Order" imposing net neutrality obligations on broadband Internet access providers. The new "Open Internet" rules, which became effective on November 20, 2011, are based on the principles of (1) transparency, (2) no blocking and (3) no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers are required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both their website and at the point-of-sale. In addition, subject to "reasonable network management," fixed broadband Internet access providers are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. Verizon and other parties filed for additional FCC review, and filed an appeal challenging the FCC's authority to issue such rules, which was heard by the U.S. Court of Appeals for the D.C. Circuit. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC's 2010 Open Internet Order rules that had banned blocking or discriminatory treatment of web sites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators (the "D.C. Circuit Order"). At the same time, the court approved the agency's requirement that broadband providers adequately disclose their policies regarding blocking and "network management" (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.). The FCC is now reviewing its Open Internet Order rules and may implement revised and/or additional rules. The substance, scope and implications of any revised rules are uncertain.

        The continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to invest in our systems enhances our ability to continue to provide quality high-speed data service at attractive prices. It is unclear if and/or how the FCC's net neutrality regulations will be revised and implemented in light of the D.C. Circuit Order. Any new or revised regulations could adversely impact our ability to operate our high-speed data network profitably and to undertake the upgrades and put into operation management practices that may be needed to continue to provide high quality high-speed data services, which could negatively impact our ability to compete effectively.

Regulation may limit our ability to make required investments or adopt business models that are needed to continue to provide robust high-speed data service.

        The rising popularity of bandwidth-intensive Internet-based services increases the demand for, and usage of, our high-speed data service. Examples of such services include the delivery of video via streaming technology and by download, peer-to-peer file sharing services and gaming services. We need flexibility to develop pricing and business models that will allow us to respond to changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of our systems. Our ability to do so could be restricted by legislative or regulatory efforts to impose "net neutrality" requirements on cable operators.

Offering telephony service may subject us to additional regulatory burdens, causing us to incur additional costs.

        We offer telephony services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensure that our VoIP services can compete in the telephony market. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as 911 emergency calling, USF collection, Communications Assistance for Law Enforcement Act, privacy, customer proprietary network information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us. On November 18, 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. The new rules may result in a substantial decrease in intercarrier compensation payments over a multi-year period. The decreases over the multi-year transition will affect both the amounts that we pay to other carriers and the amounts that we receive from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue and if the FCC's new ruling initiates further implementation rulemakings. We cannot yet predict with certainty the balance of the impact on our revenues and expenses for telephony services at particular times over this multi-year period.

Rate regulation could materially adversely impact our operations, business, financial results or financial condition.

        Under current FCC rules, rates for basic service tier ("BST") video service and associated equipment may be regulated. In all of the communities we serve, we are not subject to BST video rate regulation, however, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is "effective competition." Except for telephony services provided by our operating companies that are ILECs (which are subject to certain rate regulations), there is currently no rate regulation for our other services, including high-speed data and non-ILEC telephony services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for our video services or regulate the rates of other services, such as high-speed data and telephony services, which could impede our ability to raise rates, or require rate reductions, and therefore could adversely affect our operations, business, financial condition or results of operation.

We operate our network under franchises that are subject to non-renewal or termination.

        Our network generally operates pursuant to franchises, permits or licenses typically granted by a municipality or state agency with the authority to grant franchises. Additionally, other state or local governmental entities may exercise control over the use of public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise order or the local franchise authority's regulations. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, one or more local authorities may attempt to take such action. We may not prevail in any judicial or regulatory proceeding to resolve such a dispute.

        Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. To date, the state of the law is uncertain and may remain so for some time. We may become subject to future obligations to pay local rights-of-way fees that are excessive or discriminatory.

        The local franchising authorities can grant franchises to competitors who may build networks in our market areas. Recent FCC decisions facilitate competitive video entry by limiting the actions that local franchising authorities may take when reviewing applications by new competitors and lessen some of the burdens that can be imposed upon incumbent cable operators with which we ourselves compete. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints on the construction of our network either by local ordinance or as part of the process of granting or renewing a franchise. They have also imposed requirements on the level of customer service that we provide, as well as other requirements. The local franchise authorities in our markets may also impose regulatory constraints or requirements that may be found to be consistent with applicable law, but which could increase the cost of operating our business.

Our business may be adversely affected if we cannot continue to license or enforce the intellectual property rights on which our business depends.

        We rely on patent, copyright, trademark and trade secret laws and licenses that are proprietary to our business, as well as our key vendors, along with other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and the products and services used in our operations. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Also, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

We may encounter substantially increased pole attachment costs.

        Under federal law, we have the right to attach cables carrying video and other services to telephone and similar poles of privately-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of telephony services, some utility pole owners have sought to impose additional fees for pole attachment. If these rates were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a competitive disadvantage with respect to video and telecommunications service providers who do not require or who are less dependent upon pole attachments, such as satellite providers and wireless telephony service providers.

        On June 8, 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in-line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. The order is being challenged before the FCC and federal courts. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, and an August 2009 petition from a coalition of electric utility companies asking the FCC to declare that the pole attachment rate for cable companies' digital telephone service should be assessed at the telecommunications service rate is still pending.

        Some states in which we operate have assumed jurisdiction over the regulation of pole attachment rates, and so the federal regulations and the protections provided in those regulations may not apply in those states. In addition, some of the poles we use are exempt from federal regulation because they are owned by utility cooperatives and/or municipal entities or are otherwise exempt from the pole attachment regulations.

        Subject to applicable pole attachment access and rate regulations, the entities that own the poles that we attach to and conduits that we access may not renew our existing agreements when they expire, and they may require us to pay substantially increased fees. Some of these pole and conduit owners have recently imposed or are currently seeking to impose substantial rate increases. Any increase in our pole attachment or conduit access rates or inability to secure continued pole attachment and access agreements on commercially reasonable terms could adversely affect our operations, business, financial condition or results of operation.

Our business is subject to numerous federal and state laws and regulations regarding privacy and data protection. Existing laws and regulations are evolving and subject to uncertain interpretation, and new laws and regulations affecting our business have been proposed. These laws and regulations could result in legal claims, changes to our business practices, increased cost of operations, or could otherwise impact our business.

        As a provider of high-speed data, video and telephony services, we are subject to an array of privacy-related laws and regulations that are constantly evolving and can be subject to significant change. In the course of providing service, we collect certain information about our subscribers and their use of our services. Our collection and use of personally identifiable information about our subscribers is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators by the Federal Cable Act. The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers' personally identifiable information by cable operators, subject to certain specified exceptions. Several states and numerous local jurisdictions have enacted privacy laws or franchise privacy provisions that apply to cable services. The Communications Act and FCC regulations also govern our use of customer proprietary network information related to our voice services. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Congress, the Federal Trade Commission, and the U.S. Department of Commerce are all considering whether to adopt additional laws, regulations or advisory guidelines that would affect our ability to use customer information under various additional circumstances.

        We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Nearly all U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that we give notice to customers whose financial account information has been disclosed because of a security breach. Congress is considering legislation to enact security breach notification requirements at the federal level, which may preempt or supplement these state laws and impose additional restrictions on us. In addition, our efforts to protect customer information may be unsuccessful due to the actions of third parties, technical malfunctions, employee error, employee malfeasance or other factors. If any of these events occur, our customers' information could be used, accessed or disclosed improperly.

        Claims resulting from actual or purported violations of these or other federal or state privacy laws could impact our business. For example, litigation related to our now-discontinued use of the NebuAd online advertising service was filed federal court. Although that litigation was dismissed, adverse rulings in privacy-related litigation or regulatory proceedings could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Moreover, any actual or purported incidents involving unauthorized access to or improper use of the information of our customers could damage our reputation and our brand and diminish our competitive position.

A phase-out of the compulsory copyright license for broadcast programming could adversely affect our ability to carry the programming transmitted by broadcast stations or could increase our programming costs.

        In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, we obtain a compulsory copyright license allowing us to retransmit copyrighted material contained in broadcast television signals. The U.S. Copyright Office, the U.S. Government Accountability Office and the FCC all issued reports to Congress in 2011 that generally supported an eventual phase-out of the compulsory licenses. Such a change, if made, could adversely affect the ability of our cable television systems to obtain programming carried by broadcast television stations, and could increase the cost of such programming.

Regulation of the set-top box market could materially and adversely impact our operations and impose additional costs on us.

        The FCC has adopted regulations to permit consumers to connect televisions and other consumer electronics equipment through a separate security device directly to digital cable television systems to enable receipt of one-way digital programming without requiring a set-top box. Additional FCC regulations promote the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable system through these separate security devices. Cable operators must provide a credit to customers who use this plug-and-play equipment and allow them to self-install independent security devices rather than having to arrange for professional installation. Additionally, the FCC is considering further action to promote a retail market for cable service navigation devices, including requirements to facilitate access to non-cable multichannel video provider systems and Internet video distributors, which may entail further mandates in connection with the support and deployment of set-top boxes. These proposals could impose substantial costs on us and impair our ability to innovate.

Since our business is concentrated in specific geographic locations, our business could be adversely impacted by a depressed economy and natural disasters in these areas.

        We provide our services to areas in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Ohio, South Carolina, South Dakota and Tennessee, which are in the Southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States, and the Southeastern or Midwestern United States in particular, could affect all of our markets and could adversely affect our operations, business, financial condition or results of operation.

        Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in many of our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide, earthquake or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, "cyber attacks," misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business.

        Because network and information systems and other technologies are critical to our operating activities, network or information system, shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, "cyber attacks," denial of service attacks and other malicious activity pose increasing risks. Our network and information systems are also vulnerable to damage or interruption from power outages, terrorist attacks and other similar events which could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment, data and reputation. The occurrence of such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction or a loss of customers or revenues.

        Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of our business and have a negative impact on our revenue. We also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data.

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

        We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the recession as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

We depend on the services of key personnel to implement our strategy. Changes in key personnel or loss of services of key personnel may affect our ability to implement our strategy or otherwise adversely affect our operations.

        Our business is currently managed by a small number of key management and operating personnel. The loss of members of our key management and certain other members of our operating personnel could adversely affect our business. Our ability to manage our anticipated growth depends on our ability to identify, hire and retain additional qualified management personnel. While we are able to offer competitive compensation to prospective employees, we may still be unsuccessful in attracting and retaining personnel.

        In addition, as part of our ongoing effort to integrate WOW and Knology and successfully operate the combined company, we will regularly evaluate, on an ongoing basis, our senior management capabilities in light of, among other things, our business strategy, changes to our capital structure in connection with the acquisition, developments in our industry and markets and our ongoing financial performance. Accordingly, we may consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. Accordingly, our organizational structure and senior management team may change in the future. Changes to our senior management team could result in a material business interruption as a result of losing their services and material costs, including as a result of severance or other termination payments.

        Any of the foregoing could affect our ability to successfully operate the combined company and implement our strategy and could adversely affect our operations, business, financial condition or results of operation.

We are or from time to time may become subject to litigation and regulatory proceedings, which could materially and adversely affect us.

        We are subject to litigation in the normal course of our business. We are also a party to regulatory proceedings affecting the segments of the communications industry generally in which we engage in business. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact us.

Applicable law is subject to change.

        The exact requirements of applicable law are not always clear, and the rules affecting our businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments we have made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals (if unfavorable to us) will ultimately be enacted. In addition, federal, state or local governments and/or tax authorities may change tax laws, regulations or administrative practices that could adversely affect our operations, business, financial condition or results of operation.

The FCC and local franchising authorities exercise authority over cable television systems and the FCC and state PSCs exercise authority over telecommunications services.

        The FCC has promulgated regulations covering many aspects of cable television operations. Failure to comply with those regulations could lead the FCC to impose on us monetary fines, cease-and-desist orders and/or other administrative sanctions. The cable franchises that our systems operate under, which are issued by states, cities, counties or other political subdivisions, may contain similar enforcement mechanisms in the event of any failure to comply with the terms of those franchises.

        The FCC also has promulgated regulations covering the interstate aspects and the regulated telecommunications earnings of our ILEC and CLEC operations. Our local and intrastate products and services and the regulated earnings are subject to regulation by state PSCs. Failure to comply with these regulations could lead the FCC to impose on us monetary fines, cease-and-desist orders and/or other administrative sanctions.

        These fines, cease-and-desist order and/or other administrative sanctions may adversely affect our operations, business, financial condition or results of operations.

Our principal equity holders own a significant amount of our equity, giving them influence over corporate transactions and other matters.

        Avista Capital Partners and its affiliates ("Avista") and WOW management own approximately 91% and 9% of Racecar Holdings, LLC's (our "Parent") outstanding equity, respectively. As a result, Avista controls the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of Avista could conflict with the interests of our noteholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Avista might conflict with the interests of our noteholders. Equity holders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments even though such transactions might involve risks to our noteholders. Furthermore, Avista is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent customers or suppliers of our business. Avista may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We have substantial indebtedness, which will increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry.

        We have incurred substantial indebtedness. This amount of indebtedness may:

  •
  subject us to increased sensitivity to increases in prevailing interest rates;

  •
  place us at a competitive disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events;

  •
  limit our flexibility as a result of our debt service requirements;

  •
  limit our access to additional capital and our ability to make capital expenditures and other investments in our business;

  •
  increase our vulnerability to general adverse economic and industry conditions and interest rate increases;

  •
  result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures governing the notes or our other debt, which event of default could result in the notes and all of our debt becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt;

  •
  limit our ability to pursue strategic alternatives, including merger or acquisition transactions;

  •
  to plan for or react to changes in our business and industry; and

  •
  to comply with financial and other restrictive covenants in our indebtedness.

        Additionally, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.

The anticipated benefits of acquisitions may not be realized fully and may take longer to realize than expected and we may experience integration and transition difficulties.

        In order to obtain all of the anticipated benefits of acquisitions, management will be required to devote significant attention and resources to integrating the businesses and assets acquired. Delays in this process could adversely affect the combined company's business, financial results and financial condition. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expect to realize or that these benefits will be achieved within a reasonable period of time.

        As we continue to integrate Knology we will be integrating the billing systems of WOW and Knology during 2014 and into 2015. During this transition, we could experience billing and other technical difficulties, as well as diversion of management's time and resources.

        There is a risk that integration difficulties may cause us not to realize expected benefits from acquisitions and may affect our results, including adversely impacting the carrying value of the acquisition premium or goodwill. The long-term success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the two businesses.

        In addition, it is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies, which adversely affect our ability to maintain relationships with customers, providers and employees or to achieve the anticipated benefits of acquisitions. Integration and transition efforts also may divert management attention and resources. These integration and transition matters and our significant amount of indebtedness may hinder our ability to make further acquisitions and could have an adverse effect on us for an undetermined period.

We have experienced net losses and may generate net losses in the future.

        We experienced net losses for fiscal years 2013 and 2012 and may continue to report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our cable systems. If we continue to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

        Authoritative guidance issued by the Financial Accounting Standards Board requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. The guidance requires that goodwill and certain intangible assets be tested annually for impairment or upon the occurrence of a triggering event. If the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. Any such impairment is required to be recorded as a noncash operating loss.

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        During 2013, we leased our executive corporate offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries.

        Our subsidiaries own or lease the fixed assets necessary for the operation of their respective businesses, including office space, headend facilities, cable television and telecommunications distribution equipment, telecommunications switches and customer premise equipment and other property necessary for our subsidiaries operations. The physical components of our broadband networks require maintenance and periodic upgrades to support the new services and products we introduce. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.    Legal Proceedings

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

        In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we accrue an expense for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. We are constantly monitoring pending litigation for the purpose of adjusting accruals and revising disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or our cash flows.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no public market for our equity.

Item 6.    Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF WOW

        The following table sets forth selected historical consolidated financial data for WideOpenWest Finance, LLC and its subsidiaries ("WOW") for the periods presented. The balance sheet data as of December 31, 2013 and 2012, and the statement of operations data for the years ended December 31, 2013, 2012 and 2011 set forth below are derived from the audited consolidated financial statements of WOW included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2011, 2010 and 2009 and the statement of operations data for the years ended December 31, 2010 and 2009 are derived from the audited consolidated financial statements of WOW not included in this Annual Report.

        The selected financial data below should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements included elsewhere in this Annual Report. WOW's historical operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Statement of Operations Data:
Revenue	$1,199.7	$910.4	$613.9	$583.9	$568.5

Costs and expenses:
Operating (excluding depreciation and amortization)	663.9	515.0	344.9	327.4	320.1
Selling, general and administrative	135.8	104.4	48.8	43.5	42.4
Depreciation and amortization	256.4	203.9	136.7	139.7	161.2
Management fee to related party	1.7	1.4	1.1	1.1	1.0

	1,057.8	824.7	531.5	511.7	524.7

Income from operations	141.9	85.7	82.4	72.2	43.8
Other income (expense):
Interest expense	(242.0)	(180.4)	(75.1)	(93.0)	(92.6)
Realized and unrealized gain (loss) on derivative instruments, net	3.4	(9.4)	12.6	15.6	21.8
Loss on early extinguishment of debt	(58.1)	(8.3)	—	—	—
Other income (expense), net	(0.2)	0.2	(0.5)	(0.2)	(0.1)

Income (loss) before provision for income tax	(155.0)	(112.2)	19.4	(5.4)	(27.1)
Income tax benefit (expense)	(6.2)	0.7	3.2	(1.1)	(4.6)

Net income (loss)	$(161.2)	$(111.5)	$22.6	$(6.5)	$(31.7)

Balance Sheet Data:
Total assets	$2,794.0	$2,853.0	$844.7	$878.1	$842.3
Total debt, including capital lease obligations	$3,030.2	$2,952.0	$1,441.7	$1,435.0	$1,290.5
Total liabilities	$3,573.3	$3,471.1	$1,545.3	$1,549.4	$1,417.9
Other Financial Data:
Capital expenditures	$221.9	$158.2	$150.8	$107.4	$93.4

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

        The following discussion and analysis of our financial condition and results of operations covers periods prior to our July 17, 2012 acquisition of Knology, Inc. (the "Knology Merger"), our January 13, 2012 acquisition of certain assets in and around Lansing Michigan (the "Mid-Michigan Assets" acquisition, and together with the Knology Merger, the "2012 Acquisitions") and periods after those mergers. Accordingly, the discussion and analysis of the period before the acquisitions do not reflect the significant impact that the mergers had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. Reference is made to "Part I. Item 1A. Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements," which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of WideOpenWest Finance, LLC. and subsidiaries included in "Item 8. Financial Statements and Supplementary Data."

        As noted above, the comparability of our operating results during 2013 and 2012 is affected by the 2012 Acquisitions. The acquisitions impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. As noted in Results of Operations below, the 2012 Acquisitions impact represents the historical operating results of Knology, Inc. ("Knology") for the period January 1 to July 16, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

Overview

        We are a fully integrated provider of cable television ("Video"), high-speed data ("HSD") and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At December 31, 2013, our networks passed 2,995 thousand homes and served 841 thousand total customers, reflecting a total customer penetration rate of approximately 28%.

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

        We believe the economic conditions in the U. S., including growth in occupied housing and high unemployment levels, may adversely affect consumer demand for our services. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market can severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

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

Refinancing of Term B-1 Loans

        On November 27, 2013, we entered into a second amendment (the "Second Amendment") to the credit agreement, dated as of July 17, 2012, as amended on April 1, 2013 (the "Credit Agreement") among us, the guarantors thereto, the lenders party thereto, and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement. We recorded a loss on extinguishment of debt of $0.8 million, primarily representing the expensing of prior debt issue costs.

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bear interest, at our option, at LIBOR plus 3.00% or adjusted base rate ("ABR") plus 2.00%. The new Term B-1 Loans includes a 0.75% LIBOR floor. The new Term B-1 Loans replaced $398.0 million in outstanding Term B-1 Loans which were previously priced, at our option, at LIBOR plus 3.25% or ABR plus 2.25% and which previously included a 1.00% LIBOR floor. We utilized the excess proceeds from the new Term B-1 Loans to repay existing, outstanding borrowings on our revolving credit facility and to pay fees and expenses associated with the refinancing.

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

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% or ABR plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%.
Term B Loans	If the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. If the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%. LIBOR floor of 1.00%.

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

        The obligations under the Credit Agreement are guaranteed by wholly-owned subsidiaries of Racecar Holdings, LLC (our "Parent") and by our subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of us and the guarantors, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with us and our affiliates. The Credit Agreement also requires us to comply with a maximum senior secured leverage ratio.

Bluemile Asset Acquisition

        On September 27, 2013, we entered into and closed an asset purchase agreement to acquire certain assets from Bluemile, Inc. ("Bluemile"), an Ohio Corporation, for initial cash consideration of approximately $15.0 million, subject to closing and post-closing adjustments, plus up to $5.0 million in consideration contingent upon achieving certain financial metrics during the twelve month period ended December 31, 2014 (the "Bluemile Assets" acquisition). Bluemile owned and operated a national optical and IP network, data center and an enterprise cloud infrastructure. The data center, optical and IP network and cloud services will enable us to enhance our products and services to existing customers and potential customers in all of our regions.

        The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in our consolidated financial statements beginning September 27, 2013. Including closing adjustments we paid cash consideration of $15.4 million at closing, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification ("ASC") 805 "Business Combinations", we have recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.6 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone.

Merger Agreement with Knology

        On April 18, 2012, we reached an agreement to acquire Knology pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers in the Southeastern and Midwestern United States high-speed Internet, cable television and telephony services.

        The Merger Agreement was approved by Knology shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, we completed the merger, pursuant to which Knology became one of our indirectly wholly owned subsidiaries. We paid cash consideration of approximately $749.9 million, net of cash acquired of $57.3 million, before direct acquisition costs, to acquire all of the outstanding shares of Knology for $19.75 per share. Upon closing of the Knology Merger we also repaid $732.5 million of existing Knology debt, excluding capital lease obligations. In addition, on July 17, 2012, we refinanced approximately $1,496.7 million, before related debt issuance costs and fees, of our then existing outstanding credit facilities.

        We believe the acquisition of Knology has solidified our position as a leading provider of triple-play (high-speed data, video and telephony) and other advanced communication services. The combination increased our geographic and competitive diversification and created a clustered footprint that covers nineteen markets in the Midwestern and Southeastern United States. We believe WOW's and Knology's fully upgraded networks are complementary and have begun to realize significant cost savings by eliminating duplicative resources and achieving scale efficiencies. We also believe there is potential for longer-term operational efficiencies that will improve our profitability.

        The merger consideration and debt refinancing was funded through (i) $1,968.0 million borrowed under our Prior Senior Secured Credit Facilities, (ii) issuance of the $725.0 million Senior Notes ("Senior Notes") and issuance of the $295.0 million Senior Subordinated Notes ("Senior Subordinated Notes") or together (the "Notes"), (iii) issuance of $200.0 million new equity, primarily to Avista Capital Partners (the majority voting unit holder of our Parent) and (iv) existing cash and cash equivalent balances.

        In connection with the issuance of the Notes, we entered into a registration rights agreement to file an exchange offer for the Notes in a registration statement (the "Exchange Offer") with the U.S. Securities Exchange Commission (the "SEC"), under the Securities Act of 1933. We filed the registration statement with the SEC on April 10, 2013 and the registration statement became effective on April 22, 2013. We closed the Exchange Offer on May 23, 2013.

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

        A good faith deposit of $5.8 million was made by us into an escrow account on August 19, 2011. The closing of the transaction occurred on January 13, 2012. The purchase price was financed with available cash, $20.0 million borrowed under an existing revolving credit facility and $40.0 million of proceeds from a new credit facility. We acquired the Mid-Michigan Assets serving approximately 32,000 customers, passing approximately 85,000 homes, in order to expand market presence and to generate operating synergies. The Mid-Michigan Assets acquisition was accounted for using the acquisition method of accounting and its effects are included in our consolidated financial statements beginning January 13, 2012.

Critical Accounting Policies and Estimates

        In the preparation of our consolidated financial statements, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 92% and 90% of our total assets at December 31, 2013 and December 31, 2012, respectively.

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total technical operations activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred related to capitalizable activities, and as a result should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

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

        We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value. We calculate the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

        We also at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems managed by us). For evaluation of our goodwill, we utilize discounted cash flow analysis to estimate the fair value of each reporting unit and compare such value to the carrying amount of the reporting unit. In the event that the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

Fair Value Measurements

        GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps and interest rate caps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty's risk profile. The fair value of the interest rate caps are calculated using a cash flow valuation model. The main inputs are obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes are then input into the valuation and discounted to reflect the time value of cash.

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

Programming Agreements

        We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi-year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties' entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, timing of rate increases and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

        Significant judgment is also involved when we enter into agreements that result in us receiving cash consideration from the programming vendor, usually in the form of advertising sales, channel positioning fees, launch support or marketing support. In these situations, we must determine based upon facts and circumstances if such cash consideration should be recorded as revenue, a reduction in programming expense or a reduction in another expense category (e.g., marketing).

Income Taxes

        From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

        We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. The following table summarizes homes passed, total customers and subscribers for our services as of each respective date (in thousands):

	Mar. 31 2012	June 30 2012	Sep. 30 2012	Dec. 31 2012	Mar. 31 2013	June 30 2013	Sep. 30, 2013	Dec. 31, 2013
Homes passed	1,778	1,794	2,914	2,962	2,968	2,981	2,987	2,995
Total customers(1)	513	509	826	826	817	815	831	841
Video subscribers	468	463	710	705	691	682	691	694
HSD subscribers	442	441	706	709	707	709	725	740
Telephony subscribers	261	258	450	443	433	430	427	424

(1)
Defined as number of customers who receive at least one of our Video, HSD or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

        Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies. While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounters across our different markets due to the nature and pricing of products and services and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews. We made adjustments resulting in an increase of approximately 5 thousand and 1 thousand total customers and video subscribers during the quarters ended September 30, 2013 and December 31, 2013, respectively, in certain former Knology markets. The adjustment was made to conform to our reporting methodology related to bulk video customers in multi-dwelling units.

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

  •
  Other revenue consists primarily of advertising, franchise and other regulatory fees, broadband carrier services, dark fiber sales and installation services.

        Over 92% of our revenues for the years ended December 31, 2013, 2012 and 2011 are attributable to monthly subscription fees charged to customers for our Video, HSD and Telephony services provided by our cable systems, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty. The remaining approximate 8% of non-subscription revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

Cost and Expenses

        Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, interest expense and realized and unrealized gain (loss) on derivative instruments, net.

        Operating expenses primarily include programming costs, data costs, transport costs and network access fees related to our HSD and Telephony services, cable service related expenses, costs of dark fiber sales, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses and franchise and other regulatory fees.

        Selling, general and administrative expenses primarily include salaries and benefits of corporate and field management, sales and marketing personnel, human resources and related administrative costs.

        Operating and selling, general and administrative expenses exclude depreciation and amortization expense, which is presented separately in the accompanying consolidated statement of operations.

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

        As noted under Executive Overview above, the comparability of our operating results during 2013 and 2012 is affected by our 2012 Acquisitions. The acquisition impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. The 2012 Acquisitions impact represents the historical operating results of the Knology Merger for the period January 1 to July 16, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

Results of operations

Yearly Comparison

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year ended December 31,		Change		Change excluding 2012 Acquisitions
	2013	2012	$	%	$	%
	(in millions)
Revenue	$1,199.7	$910.4	$289.3	32%	$0.7	*

Costs and expenses:
Operating (excluding depreciation and amortization)	663.9	515.0	148.9	29%	2.3	*
Selling, general and administrative	135.8	104.4	31.4	30%	2.2	2%
Depreciation & amortization	256.4	203.9	52.5	26%	(22.4)	(11)%
Management fee to related party	1.7	1.4	0.3	21%	0.3	21%

	1,057.8	824.7	233.1	28%	(17.6)	(2)%

Income from operations	141.9	85.7	56.2	66%	18.3	21%
Other income (expense):
Interest expense	(242.0)	(180.4)	(61.6)	(34)%
Realized and unrealized gain (loss) on derivative instruments	3.4	(9.4)	12.8	*
Loss on early extinguishment of debt	(58.1)	(8.3)	(49.8)	*
Other income (expense), net	(0.2)	0.2	(0.4)	*

Loss before provision for income tax	(155.0)	(112.2)	(42.8)	(38)%
Income tax (expense) benefit	(6.2)	0.7	(6.9)	*

Net loss	$(161.2)	$(111.5)	$(49.7)	(45)%

*
Not meaningful

  Revenue

        Total revenue increased $289.3 million or 32% in the year ended December 31, 2013, as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total revenue increased $0.7 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012. These increases were primarily due to implemented annual rate increases, increases in equipment rental during the period, and organic growth offset by a decrease in customers. We attribute our revenue growth to our attractive bundled service offerings; focus on local sales and marketing strategies, and industry-leading customer service.

        The following table summarizes the change in subscription and other revenue:

	Subscription revenue	Other revenue	Total
	(in millions)
Year ended December 31, 2012	$850.2	$60.2	$910.4
Impact of 2012 Acquisitions(1)	263.4	25.2	288.6

	1,113.6	85.4	1,199.0
Increase (decrease) due to changes in:
Decrease in customers	(36.2)	—	(36.2)
Increase in ARPU	26.4	—	26.4
Increase non-subscription revenue	—	10.5	10.5

	(9.8)	10.5	0.7
Year ended December 31, 2013	$1,103.8	$95.9	$1,199.7

(1)
Represents revenues attributable to Knology for the period January 1 to July 16, 2012 and Mid-Michigan Assets for the period January 1 to January 12, 2012.

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) increased $148.9 million or 29% in the year ended December 31, 2013, as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total operating expenses (excluding depreciation and amortization) increased $2.3 million for the year ended December 31, 2013, as compared to year ended December 31, 2012. We experienced increases in video programming expenses primarily due to higher rates charged by programmers. Remaining increases were due to greater bandwidth usage from higher data-speed service as well as increased telephony direct costs.

  Selling, General and Administrative Expenses

        SG&A expenses increased $31.4 million or 30% in the year ended December 31, 2013, as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total SG&A expenses increased $2.2 million or 2% for the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily due to increase in non-recurring integration costs, including related to our billing system conversion, offset by the impact of synergies and efficiencies realized in 2013.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses increased $52.5 million or 26% in the year ended December 31, 2013, as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total depreciation and amortization expenses decreased $22.4 million or 11% in the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to retirements and assets being fully depreciated offset by capital expenditures in the period.

  Management Fee to Related Party Expenses

        We pay a quarterly management fee plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of our Parent). During July 2012, the quarterly management fee of $250,000 per quarter increased to $375,000 per quarter.

  Interest Expense

        Interest expense increased $61.6 million or 34% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in interest expense is due to the overall increased level of long-term debt on an annual basis due primarily to the July 17, 2012 refinancing of our then existing debt and the financing for the Knology Merger and the associated increase in borrowings in 2013 partially offset by decrease in the overall effective interest rates on our Senior Secured Credit Facilities, primarily due to our April 1 and November 27, 2013 refinancings. The Senior Secured Credit Facilities and Notes have an overall effective interest rate of approximately 7% at December 31, 2013 versus an overall effective interest rate of 8% of our then existing debt at December 31, 2012.

  Realized and Unrealized Gain (Loss) on Derivative Instruments, Net

        Realized and unrealized gain (loss) on derivative instruments, net increased $12.8 million to a net gain of $3.4 million for the year ended December 31, 2013, as compared to a net loss of $9.4 million in the year ended December 31, 2012. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

  Loss on Early Extinguishment of Debt

        In connection with our April 1, 2013 First Amendment refinancing of our Prior Senior Secured Credit Facility, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $57.3 million. On November 27, 2013, we entered into the Second Amendment to our Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as a result recorded a loss on extinguishment of debt of $0.8 million, representing the expense of prior debt issue costs. On July 17, 2012, we refinanced our then existing credit facilities and as a result recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $8.3 million.

  Income Tax Benefit (expense)

        We acquired C Corporation subsidiaries in connection with the Knology Merger which are subject to federal income taxes. During the year ended December 31, 2013 we recognized an income tax expense of $6.2 million. We also established a valuation allowance against our deferred tax assets, after considering basis difference on franchise operating rights and tax basis goodwill, due to our current year pre-tax losses and uncertainty regarding the timing of generating taxable income in the future and our assessment that the realization of the deferred tax assets did meet the more likely than not criterion under ASC 740, Income Taxes.

        The Company is a limited liability company ("LLC") that is treated as a partnership for federal income tax purposes. Prior to the Knology Merger, our subsidiaries consisted only of LLC's, which are disregarded as separate entities for federal and state tax purposes.

  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year ended December 31,		Change		Change excluding acquisitions
	2012	2011	$	%	$	%
	(in millions)
Revenue	$910.4	$613.9	$296.5	48%	$22.3	4%

Costs and expenses:
Operating (excluding depreciation and amortization)	515.0	344.9	170.1	49%	24.3	7%
Selling, general and administrative	104.4	48.8	55.6	114%	19.8	41%
Depreciation & amortization	203.9	136.7	67.2	49%	(4.1)	(3)%
Management fee to related party	1.4	1.1	0.3	27%	0.3	27%

	824.7	531.5	293.2	55%	40.3	8%

Income from operations	85.7	82.4	3.3	4%	(18.0)	(22)%
Other income (expense):
Interest expense	(180.4)	(75.1)	(105.3)	(140)%
Realized and unrealized gain (loss) on derivative instruments	(9.4)	12.6	(22.0)	*
Loss on early extinguishment of debt	(8.3)	—	(8.3)	*
Other income (expense), net	0.2	(0.5)	0.7	*

Income (loss) before provision for income tax	(112.2)	19.4	(131.6)	*
Income tax benefit	0.7	3.2	(2.5)	(78)%

Net income (loss)	$(111.5)	$22.6	$(134.1)	*

*—Not meaningful

  Revenue

        Total revenue increased $296.5 million or 48% in the year ended December 31, 2012, as compared to the year ended December 31, 2011. Excluding the post acquisition impact of the Knology Merger and Mid-Michigan Assets acquisition, total revenue increased $22.3 million or 4% in the year ended December 31, 2012, as compared to the year ended December 31, 2011. These increases were primarily due to implemented annual rate increases, increases in equipment rentals during the period and organic growth. We attribute our continued revenue growth to our attractive bundled service offerings, focus on local sales and marketing strategies and industry-leading customer service. A summary of revenue by service, excluding the post acquisition impact of the Knology Merger and Mid-Michigan Assets acquisition, is as follows:

	% of Total Revenue
	Year ended December 31,		Change (dollar amounts in millions)
	2012	2011	$	%
Video	47%	46%	$23.8	9%
HSD	27%	26%	6.1	4%
Telephony	19%	21%	(9.9)	(8)%
Other	7%	7%	2.3	15%

Total	100%	100%	$22.3	4%

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) increased $170.1 million or 49% in the year ended December 31, 2012, as compared to the year ended December 31, 2011. Excluding the post acquisition impact of the Knology Merger and Mid-Michigan Assets acquisition, total operating expenses (excluding depreciation and amortization) increased $24.3 million or 7% in the year ended December 31, 2012, as compared to the year ended December 31, 2011. These increases were primarily due to a $16.2 million increase in Video programming expenses primarily due to higher rates charged by programmers. Remaining increases are due to increased bad debt expenses and costs due to greater bandwidth usage from higher data-speed data services. The increases were partially offset by decreases in Telephony direct costs.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $55.6 million or 114% in the year ended December 31, 2012, as compared to the year ended December 31, 2011. Excluding the post acquisition impact of the Knology Merger and Mid-Michigan Assets acquisition, total selling, general and administrative expenses increased $19.8 million or 41% in the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to higher non-recurring legal and professional fees in connection with the July 17, 2012 debt refinancing and our costs associated with the 2012 Acquisitions.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses increased $67.2 million or 49% in the year ended December 31, 2012, as compared to the year ended December 31, 2011. Excluding the post acquisition impact of the Knology Merger and Mid-Michigan Assets acquisition, total depreciation and amortization expenses decreased $4.1 million or 3% in the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to retirements offset by capital expenditures in the period.

  Management Fee to Related Party Expenses

        We pay a quarterly management fee plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of our Parent). During July 2012, the quarterly management fee of $250,000 per quarter increased to $375,000 per quarter.

  Interest Expense

        Interest expense increased $105.3 million or 140% in the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in interest expense is due to the overall increased level of long-term debt due primarily to the July 17, 2012 refinancing of our then existing debt and the financing for the Knology Merger and the associated increase in overall effective interest rates on the Prior Senior Secured Credit Facilities and Notes in place as of December 31, 2012, which have an overall effective interest rate of approximately 8% at December 31, 2012 versus 4% at December 31, 2011.

  Realized and Unrealized Gain (Loss) on Derivative Instruments, Net

        Realized and unrealized gain (loss) on derivative instruments, net is a loss of $9.4 million for the year ended December 31, 2012, as compared to a gain of $12.6 million for the year ended December 31, 2011. The loss in 2012 is primarily due to entering into a new swap in July 2012 and as we do not use hedge accounting for financial reporting purpose the adjustment to fair value of our new interest rate swaps is recorded to earnings.

  Loss on Early Extinguishment of Debt

        On July 17, 2012, we refinanced our existing credit facilities and as a result recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $8.3 million.

  Income Tax Benefit (expense)

        We acquired C Corporation subsidiaries in connection with the Knology Merger which are subject to federal income taxes. During the year ended December 31, 2012 we recognized an income tax benefit of $0.7 million. We also established a valuation allowance against our net deferred tax assets, after considering permanent tax basis difference on franchise operating rights, due to our current year pre-tax losses and uncertainty regarding the timing of generating taxable income in the future and our assessment that the realization of the deferred tax assets did meet the more likely than not criterion under ASC 740, Income Taxes.

        The Company is a LLC that is treated as a partnership for federal income tax purposes. Prior to the Knology Merger, our subsidiaries consisted only of LLC's, which are disregarded as separate entities for federal and state tax purposes. While most states do not separately tax LLC's, the State of Michigan historically imposed entity level income taxes. However, the State of Michigan repealed its former Michigan Business Tax in 2011. As a result of the new legislation, we were not subject to the new corporate income tax regime due to our LLC designation and treated as a partnership for income tax purposes, where our income or loss is taxable or deductible by our Members. As a result, we reversed all previously recognized deferred income tax assets and liabilities to zero in the second quarter of 2011 because we have no filing requirements after 2011 for our LLC subsidiaries.

Liquidity and Capital Resources

        At December 31, 2013, we had $116.3 million in current assets, including $16.9 million in cash and cash equivalents, and $245.9 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $3,030.2 million, of which $22.4 million is classified as current in our consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. Although we have experienced customer and subscriber losses, excluding the impact of acquisitions, at December 31, 2013, we had borrowing capacity of $155.3 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $20.6 million from $147.7 million for the year ended December 31, 2012 to $168.3 million for the year ended December 31, 2013. Net loss increased $49.7 million for the year ended December 31, 2013, but was offset by an $103.3 million increase in non-cash charges resulting in a net $53.6 million increase. Offsetting this net increase were decreases in changes in net operating assets and liabilities of $13.9 million and a $19.1 million soft call premium payment made in April 2013. The increase in non-cash charges was primarily comprised of a $49.8 million increase in loss on extinguishment of debt and $52.5 million increase in depreciation and amortization. The decrease in changes in net operating assets and liabilities was primarily comprised of an $8.6 million decrease in change of accrued interest offset by increases in changes in receivables and other operating assets.

        Net cash provided by operating activities decreased $3.9 million from $151.6 million for the year ended December 31, 2011 to $147.7 million for the year ended December 31, 2012. The decrease was primarily attributable to an increase in net loss of $134.1 million, largely offset by an increase in non-cash charges of $119.8 million and an increase in net operating assets of $10.4 million. The increase in net operating assets was primarily comprised of a $34.2 million increase in accrued expenses, due primarily to increase in interest payable, offset by $25.7 million in accounts receivable-trade.

Investing Activities

        Net cash used in investing activities decreased $719.7 million from $956.1 million for the year ended December 31, 2012 to $236.4 million for the year ended December 31, 2013. The decrease is primarily due to the net $783.7 million decrease in acquisition activity from 2012, which included the $799.1 million net cash impact related to the Knology Merger and the Mid-Michigan Asset acquisition in 2012 versus the $15.4 million cash impact of the 2013 Bluemile Assets acquisition. The decrease in acquisition activity is offset by a $63.7 million increase in capital expenditures during the year ended December 31, 2013 versus 2012.

        Net cash used in investing activities increased $799.5 million from $156.6 million for the year ended December 31, 2011 to $956.1 million for the year ended December 31, 2012. The increase was due primarily to the 2012 Knology Merger for $749.9 million, net of cash acquired and the $49.2 million net cash impact of the 2012 Mid-Michigan Assets acquisition.

Financing Activities

        Net cash provided by financing activities decreased $735.9 million to $69.1 million for the year ended December 31, 2013 compared to $805.0 million for the year ended December 31, 2012, primarily due to borrowings and equity to fund the Knology Merger and Mid-Michigan Assets acquisition in 2012, offset by incremental new borrowings as a result of our April 1 and November 27, 2013 refinancings of our Secured Credit Facility.

        Net cash provided by financing activities amounted to $805.0 million for the year ended December 31, 2012 compared to net cash used in financing activities of $45.2 million for the year ended December 31, 2011, primarily due to borrowings and new equity contributions to fund the

Knology Merger and Mid-Michigan Assets acquisition and refinance our prior credit facilities during 2012.

Capital Expenditures

        Capital expenditures were $221.9 million, $158.2 million and $150.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Contractual Obligations

        We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet. The long term debt obligations are our principal payments on cash debt service obligations. Capital lease obligations are future lease payments on certain video equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013.

        The following table summarizes certain of our obligations as of December 31, 2013 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Long term debt obligations	$3,022.7	$19.9	$39.8	$476.3	$2,486.7
Fixed-rate interest(1)	692.5	113.8	227.5	227.7	123.5
Programming obligations(2)	16.9	5.3	11.6	—	—
Capital lease obligations	7.9	2.8	4.0	1.1	—
Operating lease obligations(3)	35.3	7.5	13.1	9.7	5.0

Total	$3,775.3	$149.3	$296.0	$714.8	$2,615.2

(1)
The fixed rate interest payments included in the table above assumes that our fixed-rate Notes outstanding as of December 31, 2013 will be held to maturity. Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $2,006.6 million of variable-rate Senior Secured Credit Facilities as of December 31, 2013 is held to maturity, and utilizing interest rates in effect at December 31, 2013, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2013 is anticipated to be approximately $91.6 million for fiscal year 2014, $181.4 million for fiscal years 2015-2016, $153.5 million for fiscal years 2017-2018 and $29.3 million thereafter. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2013.

(2)
Programming obligations consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to the actual number of subscribers to the programming services. The amounts in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. In the normal course of business, we have also entered into numerous contracts to purchase programming content where our payment obligations are fully contingent on the number of subscribers to whom we provide the content. The terms of our contracts typically have annual rate increases and expire in 2014 through 2016. Our programming expenses will continue to increase, more so to the extent we grow our subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

(3)
In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $7.6 million, $4.6 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2013, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an alternative base rate ("ABR") (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Facility borrowings may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Facility borrowings are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility are 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of December 31, 2013, after considering our interest rate swaps and caps, approximately 77% of our Senior Secured Credit Facility is still variable rate debt. Assuming a hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2013) would result in an annual interest expense change of up to approximately $15.4 million on our Senior Secured Credit Facility.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this annual report beginning on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U. S. Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

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

        As of December 31, 2013, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2013, the Company enhanced its internal control over financial reporting by engaging new external consultants to assist the Company with its income tax provision, including purchase accounting adjustments for deferred taxes related to the Knology acquisition.

Item 9B.    Other Information

        Not Applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers, Managers and Key Employees

        The names, ages, and current positions of our Racecar Holdings, LLC (our "Parent") current executive officers, members of our Parent's board of managers and certain key employees are listed in the table below.

Name	Age	Position
Colleen Abdoulah	54	Chief Executive Officer and Manager
Steven Cochran	42	President and Chief Operating Officer
Richard E. Fish, Jr.	48	Chief Financial Officer
Cash Hagen	39	Chief Technical Officer
Cathy Kuo	48	Chief Marketing Officer
Craig Martin	62	General Counsel and Secretary
David Burgstahler	45	Manager
Phil Seskin	50	Manager
Brendan Scollans	40	Manager
Dudley Slater	56	Manager

        The following is a brief biography of our Parent's executive officers, managers and certain key employees:

        Colleen Abdoulah, Chief Executive Officer and Manager.    Ms. Abdoulah is a member of our Parent's board of managers and Chief Executive Officer, a position she has held since May 2003. Ms. Abdoulah has resigned as Chief Executive Officer effective April 1, 2014, and will continue to serve as Chairwoman of the Board. Prior to becoming our Parent's Chief Executive Officer she was our Parent's President and Chief Operating Officer from August 2002 until May 2003. Before joining WOW, Ms. Abdoulah was Executive Vice President of Wireline Services at AT&T Broadband, the cable operations arm of AT&T, and Assistant to the Chief Operating Officer and Senior Vice President of Cable Operations for TCI Communications, Inc. Ms. Abdoulah began her career as an account executive with public relations and advertising firms in Canada and Cincinnati, Ohio. She received her undergraduate degree in Public Relations and Marketing from Mount Royal College in Calgary and her Master's degree in Business Administration from the University of Denver. She is the current chairperson of the American Cable Association, a past Vice President of the Executive Board of Women in Cable and Telecommunications, and a past Chairperson for the Women in Cable Telecommunications Foundation and the Rocky Mountain Children's Law Center.

        Steven Cochran, President and Chief Operating Officer.    Mr. Cochran had been our Chief Financial Officer from October 2002 until July 2012 and our President since 2010. Effective April 1, 2014, Mr. Cochran will serve as our Parent's Chief Executive Officer. Prior to joining WOW, Mr. Cochran was with Millenium Digital Media from May 1998 to October 2002 where he served as the Senior Vice President and Chief Financial Officer during the last year of his time there. Mr. Cochran also worked in public accounting at Arthur Andersen. Mr. Cochran received his undergraduate degree in Economics and holds a Master's of Accounting Science from the University of Illinois—Urbana Champaign.

        Richard E. Fish, Jr., Chief Financial Officer.    Mr. Fish joined the WOW team in January 2013 as Chief Financial Officer and brings almost 20 years' experience in various financial, operational and business development leadership positions in the telecommunications industry to WOW. Prior to joining WOW, Mr. Fish served as the Executive Vice President & Chief Financial Officer at ITC^DeltaCom where he was responsible for all finance, accounting and treasury related functions. Prior to ITC^DeltaCom, Mr. Fish was the Chief Financial Officer at ICG Communications and served in various financial and operating leadership positions with AT&T and Teleport Communications Group. Mr. Fish began his career with Arthur Andersen, received his undergraduate degree from the University of Nebraska and is a Certified Public Accountant.

        Cash Hagen, Chief Technical Officer.    Mr. Hagen is our Parent's Chief Technical Officer, a position he has held since January 2008. Prior to joining WOW, Mr. Hagen served in varying technology and business development positions at Nortel Networks from January 2003 to December 2007. He has also held a number of leadership positions at BigBand Networks, ADC Telecommunications, Antec and Cox Communications. He received his undergraduate degree from Lindenwood University and his Masters in Business Administration from Benedictine University.

        Cathy Kuo, Chief Marketing Officer.    Ms. Kuo is our Parent's Chief Marketing Officer, a position she has held since December 2001. Effective April 1, 2014, Ms. Kuo will serve as our Parent's Chief Operating Officer. Prior to joining WOW, Ms. Kuo served as Vice President of Branding & Partnership Marketing and Vice President of Consumer Offerings for AT&T Broadband from February 1999 to November 2001. Ms. Kuo started working in the cable industry in 1997 when she joined Tele-Communications, Inc. as Director of Marketing. She received her undergraduate degree in Business Economics from Brown University.

        Craig Martin, General Counsel and Secretary.    Mr. Martin is the Company's General Counsel and Secretary, positions he has held since January 2000. Prior to joining WOW, Mr. Martin served as the Chief Operating Officer and Chairperson of the cable and telecommunications practice group of Howard & Howard Attorneys, PC. He received his undergraduate degree from Amherst College, his Master's degree from Trinity College, Dublin and his J.D. from the University of Notre Dame.

        David Burgstahler, Manager.    Mr. Burgstahler is a Manager of our Parent. He was a founding partner of Avista Capital Partners, the majority owner of Parent ("Avista") in 2005 and, since 2009, has been President of Avista. Prior to forming Avista, he was a partner of DLJ Merchant Banking. He was at DLJ Investment Banking from 1995 to 1997 and at DLJ Merchant Banking from 1997 through 2005. Prior to that, he worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He currently serves as a Director of AngioDynamics, Inc., Armored AutoGroup, ConvaTec, INC Research Holdings, Inc., Lantheus Medical Imaging, Strategic Partners, Inc., Vertical/Trigen Holdings, LLC and Visant Corporation. He previously served as a Director of a number of public and private companies, including Warner Chilcott plc and BioReliance Holdings, Inc. He received a Bachelor of Science in Aerospace Engineering from the University of Kansas and an M.B.A. from Harvard Business School.

        Phil Seskin, Manager.    Prior to joining Avista in 2012 as an Industry Executive, Mr. Seskin spent more than two decades at Verizon Communications, most recently as a Senior Vice President of Corporate Development. At Verizon, Mr. Seskin worked on initiatives that spanned more than 20 countries and involved strategy, acquisitions, operating issues, valuation, cross-border currency, tax and regulatory issues. He also played a significant role in securing board, regulatory, and other necessary approvals in transactions. Prior to his role as Senior Vice President of Corporate Development, he held a number of positions at Verizon, including Vice President, Corporate Development; Managing Director, Mergers and Acquisitions; and Managing Director, Financing Planning and Investment Analysis. He also founded Verizon Strategic Investments, the company's venture capital operation. Mr. Seskin was instrumental in building new companies and creating shareholder value through mergers, acquisitions, joint ventures, organic investment, operating initiatives, and divestitures, totaling over $150 billion in the United States, Europe, Latin America and Asia. Mr. Seskin serves as a Director of DataBank Holdings and Telular Corporation. Mr. Seskin received a B.A. from Adelphi in 1985 and a M.B.A. in 1992 from Hofstra Finance.

        Brendan Scollans, Manager.    Mr. Scollans is a Manager of our Parent and the Chairman of our Audit Committee. He is currently a Partner of Avista and was a founding member of Avista in 2005. Prior to forming Avista, he was an investment professional in the New York and London offices of DLJ Merchant Banking. Prior to joining DLJ Merchant Banking, he was an Associate in the private equity investments group and an analyst in the healthcare investment banking group of JP Morgan, which he joined in 1995. He currently serves as Chairman of the Board of DataBank Holdings and as a Director of InvestorPlace Media, IWCO Direct and Telular Corporation. He holds a Bachelor of Science summa cum laude from Boston College and an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar.

        Dudley Slater, Manager.    Mr. Slater is a Manager of our Parent. He currently serves as Vice Chairman on the Board of Integra Telecom, Inc., a company he co-founded in 1996. Mr. Slater also serves on the Board, the Financial Services Committee and the Loan and Investment Committee of Umpqua Bank. Previously, Mr. Slater served as Chief Executive Officer of Integra from 1998 through 2011. Prior to founding Integra, Mr. Slater was the founding principal for Rural Link Communication. Mr. Slater also ran the mergers and acquisitions program for Pacific Telecom, Inc. and served as a geophysicist for Texaco. He received a Bachelor of Science degree in Geophysics from UCLA and an M.B.A. from the Harvard Business School.

Board of Managers

        The Board of Managers is responsible for the management of our business. The Board of Managers is comprised of five directors. Pursuant to the Members Agreement described in "Item 13—Certain Relationships and Related Party Transactions, and Director Independence—Related Party Transactions—Operating Agreement," Avista has the right to determine the number of directors on the Board of Managers and to appoint a majority of the members serving on the Board of Managers. Colleen Abdoulah, our Chief Executive Officer and a Management Member of the Company, also serves as Chairperson and a member of the Board of Managers pursuant to appointment by Avista. Messrs. Burgstahler, Scollans, Seskin and Slater were appointed by Avista pursuant to the Members Agreement.

        Although our securities are not registered or traded on any national securities exchange, we believe that Mr. Slater would be considered independent for either Board of Managers or Audit Committee purposes.

Board Committees

        The Audit Committee is composed of Messrs. Scollans and Seskin. In light of our status as a closely held company and the absence of a public trading market for our membership interests, the Board of Directors has not designated any member of the Audit Committee as an "audit committee financial expert." The Compensation Committee is composed of Messrs. Burgstahler and Scollans.

Code of Ethics

        We have adopted a code of conduct and ethics for all of our employees, including our principal executive, financial and accounting officers and our controller, or persons performing similar functions, and each of the non-employee directors on our Board of Managers. The Code of Ethics is available in the "Investor Relations" section of our website at www.woway.com. Waivers of the Code of Ethics, if any, will be made by the Board of Managers and will be publicly disclosed in the "Investor Relations" section of our website.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis ("CD&A") provides information regarding the 2013 fiscal year compensation program for each individual who served as a principal executive officer or principal financial officer during 2013 and the three other executive officers at fiscal year-end who were our most highly compensated executives. Those individuals were (the "named executive officers" or "NEOs"):

  •
  Colleen Abdoulah, Chairperson, President and Chief Executive Officer ("CEO")

  •
  Richard E. Fish, Jr., Chief Financial Officer

  •
  Steven Cochran, President and Chief Operating Officer(1)

  •
  Craig Martin, General Counsel and Secretary

  •
  Cathy Kuo, Chief Marketing Officer

  •
  Cash Hagen, Chief Technical Officer

        Unless the context requires otherwise, references to the "Compensation Committee" or the "Committee" in this CD&A refer to the Compensation Committee of our Board.

Executive Summary

        The following is a summary of key aspects of our 2013 compensation programs for our named executive officers:

  •
  Multi-faceted compensation program.  Each named executive officer participates in two primary elements of the Company's executive compensation program: a base salary and an annual cash bonus. Base salaries provide a fixed amount of compensation that is required to retain key executives. Annual bonuses are awarded based upon achievement of specified performance targets established in connection with our annual bonus plan, which in 2013 was the 2013 Management Bonus Plan ("2013 MBP"). In addition, from time to time, we have granted long-term incentive awards consisting of unit-based equity members interests of our Parent. When granted, these awards are granted under the Management Equity Plan described below in "Long-Term Equity Incentive Awards".

  •
  Emphasis on pay-for-performance.  Cash bonuses under the 2013 MBP may be earned based on individual performance and the achievement of specified performance measures.

  •
  Employment Agreements.  Each named executive officer is subject to an employment agreement with the Company. Those agreements generally provide for cash severance upon a termination by the Company without cause or by the Company for good reason. The employment agreements do not provide tax gross-ups.

  •
  Merit-Based Increases in Base Salaries.  During 2013, our named executive officers, other than Mr. Fish, who started in 2013, received a 2.0% merit-based increase in their base salaries.

  •
  Performance Bonuses for Achievement of synergy targets.  In July of 2012, we acquired Knology, Inc. (the "Acquisition"), effectively doubling the size of the Company. In order to incentivize our executive officers, the Company established a Synergy Bonus Plan effective during 2012 designed to reward the achievement of certain targeted synergies resulting from the Acquisition.

(1)
Mr. Cochran served as our principal financial officer until January 7, 2013.

        The Compensation Committee is generally charged with the oversight of our executive compensation program and is composed of Messrs. Burgstahler and Scollans. The Compensation Committee considers the proper alignment of executive pay with our values and strategy by overseeing executive compensation policies, measuring and assessing corporate performance and taking into account our CEO's performance assessment of our company coupled with the individual performance of our other named executive officers. While the Compensation Committee has not historically used the services of independent compensation consultants, it may retain such services in the future to assist in the strategic review of programs and arrangements relating to executive compensation and performance.

Compensation Philosophy and Objectives

        The Company's 2013 compensation program for its executive officers was designed to attract, motivate, reward and retain key executives and employees to enhance membership interest value by emphasizing performance-based compensation. The Company believes that its compensation programs link performance to both annual and long-term goals and objectives and provides total compensation that is both fair and competitive.

        Our policy for allocating between currently paid and long-term compensation is to provide adequate base compensation to attract and retain personnel, while offering additional incentives to achieve short-term and long-term financial performance goals and to maximize long-term value for our members. Our compensation policy provides us the flexibility to allocate between short-term and long-term compensation and between cash and equity—based compensation. We provide cash compensation in the form of a base salary to meet competitive salary norms. In addition, we provide annual cash bonuses which reward executive achievement of short-term goals. Finally, in 2012 we granted awards under our long-term equity incentive program developed in 2006 in connection with the operating agreement of Parent, to align executive pay with long term gains in membership interest value and long-term financial performance results. Long-term equity incentive programs are not customarily granted on an annual basis, and only one such award issued in connection with the hiring of a new Chief Financial Officer, was made in fiscal year 2013.

        The primary objectives of our 2013 compensation program are to:

  •
  Attract and retain the best possible executive talent;

  •
  Achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and

  •
  Align our named executive officers' incentives with increases in ownership value and the achievement of Company objectives.

Compensation Determination Process

  Compensation Differences Among Named Executive Officers

        The Company does not have a fixed internal pay equity scale but rather determines the compensation for each position based upon individual responsibilities and market dynamics. The job responsibilities of our named executive officers in 2013 were as follows: Colleen Abdoulah, Chairperson and Chief Executive Officer; Richard E. Fish, Jr., Chief Financial Officer; Steven Cochran, President and Chief Operating Officer (and principal financial officer until January 7, 2013); Craig Martin, General Counsel and Secretary; Cathy Kuo, Chief Marketing Officer; and Cash Hagen, Chief Technical Officer. Effective April 1, 2014, Steven Cochran will be the Chief Executive Officer and Ms. Kuo will be the Chief Operating Officer.

        Peer group analysis plays a significant factor in establishing total compensation for our named executive officer. The total compensation among our named executive officers varies as a result of each executive's individual performance and overall duties and responsibilities.

  Role of the Board and Chief Executive Officer

        All executive compensation decisions are made by our Compensation Committee. The Committee takes significant direction from the recommendations of our CEO, with input from our Chief Human Resources Officer, regarding the design and implementation of the executive compensation program, because Ms. Abdoulah has significant involvement in, and knowledge of, the Company's business goals, strategies and performance, the overall effectiveness of the executive officers and each person's individual contribution to the Company's performance. Ms. Abdoulah and our Chief Human Resources Officer develop and recommend appropriate performance measures and targets for individual compensation levels and compile the competitive benchmark data. Ms. Abdoulah does not make recommendations with respect to her own compensation. In addition, when making its decisions, the Compensation Committee, considers the following factors:

  •
  The requirements of any applicable employment agreements;

  •
  The executive's individual performance during the year;

  •
  Projected role and responsibilities for the coming year;

  •
  Actual and potential impact on the successful execution of our Company strategy;

  •
  The executive's prior compensation, experience and professional status;

  •
  Internal pay considerations; and

  •
  Employment market conditions and compensation practices within our peer group.

        Because the Company is not required to conduct a say-on-pay vote, it did not consider such a vote in its compensation-setting practices.

        In making annual compensation determinations for the named executive officers, the Committee primarily focuses on target annual compensation, which consists of base salary and a target bonus. The Committee also reviews subjective factors for each named executive officer, although subjective factors generally have not resulted in material changes to the target annual compensation.

  Use of Peer Group Based on Compensation Surveys and Competitive Market Data

        We have historically used comparative information acquired through industry surveys and comparative company analysis in formulating recommendations for annual base salary adjustments and bonus payments.

        Our Compensation Committee generally targets the compensation level that allows us to recruit highly qualified and experienced executive talent from comparable or larger-sized organizations in the cable and telecommunications industry.

Elements of Executive Compensation

        Our compensation program is weighted towards performance-based compensation, reflecting our philosophy of increasing our long-term value and supporting strategic imperatives, as discussed above. Total compensation and other benefits consist of the following elements:

  •
  Base salary; and

  •
  Annual cash incentive (bonus) compensation.

        We do not offer a defined benefit pension plan. The Compensation Committee supports a competitive employee benefit package, but does not support executive perquisites or other supplemental programs targeted to executives.

Base Salary

        Each named executive officer received a base salary paid in cash. The employment agreements for each named executive officer established a base salary, subject to annual increases at the Company's discretion. Annual merit increases are generally effective January of the applicable year. The Committee and the CEO rely primarily on peer group analyses in determining annual salary increases while also considering the Company's overall performance, and the individual's experience, current performance and potential for advancement. In 2013, each of our named executive officers received a merit increase to their annual base salaries of 2.0%. For 2013, those salary increases were effective as of May 3, 2013.

        The following table sets forth the approximate base salaries approved for the named executive officers in 2012 and 2013, reflecting the 2013 merit increases effective May 3, 2013:

Name	2012 Base Salary(1)	2013 Base Salary
Colleen Abdoulah	$700,000	$714,000
Steven Cochran	$475,000	$484,500
Craig Martin	$335,000	$341,700
Richard Fish, Jr.	$—	$300,000
Cathy Kuo	$288,180	$293,943
Cash Hagen	$288,180	$293,943

(1)
2012 Base Salaries reflect a salary increase for each named executive officer which became effective July 16, 2012 in connection with the Acquisition. The amounts in this column reflect the annualized based salary rate, not the actual amount of base salary received by such named executive officer during fiscal year 2012.

2013 Management Bonus Plan Compensation

        Each year, our Compensation Committee, in consultation with the company's CEO and SVP for Human Resources, establishes an annual incentive bonus plan. In 2013, that plan was the 2013 Management Bonus Plan, or 2013 MBP, which established incentive cash bonuses for each of our named executive officers based upon the achievement of certain business and individual or department objectives. The primary business objective used to determine bonus awards under the 2013 MBP was consolidated earnings before interest, tax, depreciation and amortization ("EBITDA").

        Bonus levels are set as a percentage of base salary and are established based upon the individual's job-related responsibilities and corresponding impact on overall company performance (the "Target"). Assuming achievement of the company's designated financial targets (i.e., EBITDA) and satisfactory performance of the named executive officer (as determined by the Compensation Committee and/or the CEO), either the Compensation Committee or the CEO makes the final determination of participant bonus awards for the named executive officers other than the CEO. The Compensation Committee makes the final determination of a bonus award as it relates to the CEO.

        The following table sets forth the specific target bonus (specified as a percentage of base salary, as in place when the targets were set), after adjustment for the merit increase described above for each of the named executive officers:

Name	Target Bonus (% of Base Salary)	Target Bonus Amount ($)
Colleen Abdoulah	100%	$714,000
Steven Cochran	75%	$363,375
Craig Martin	40%	$136,680
Richard Fish, Jr.	40%	$120,000
Cathy Kuo	40%	$117,577
Cash Hagen	40%	$117,577

        In general, bonuses were only to be paid out under the 2013 MBP if the Company's EBITDA met or exceeded the EBITDA achieved in the prior year. If the Company's 2013 EBITDA had exceeded at least 6 1/2% of the Company's 2012 EBITDA, our named executive officers would have been eligible to receive at least 100% of the Target. If the Company's 2013 EBITDA had exceeded the Company's 2012 EBITDA, but, by less than 6 1/2%, the Compensation Committee (or the CEO) could have in its discretion awarded a bonus to our named executive officers equal to less than 100% of Target. If the Company's 2013 EBITDA had exceeded the Company's 2012 EBITDA by more than 6 1/2%, the Compensation Committee (or the CEO) could have awarded bonuses to our named executive officers ranging from 100-150% of Target. In all cases, the Compensation Committee and the CEO was permitted to use negative discretion and determine not to award any bonuses under the 2013 MBP.

        The Company did not achieve its EBITDA goals in fiscal year 2013. Thus, no bonuses were paid to any of our NEOs under the 2013 MBP.

Synergy Bonus Plan

        In July of 2012, the Company established the WOW Synergy Bonus Plan (the "SBP"). The SBP was designed to incentivize our employees to achieve certain cost saving targets resulting from the Acquisition. The SBP covered the period beginning July 17, 2012 through June 30, 2013 (the "SBP Plan Term"). Individuals eligible to participate in the SBP (which includes our NEOs) were selected by our senior management. Eligible participants must have been an active employee through the end of the SBP Plan Term to receive an award under the SBP. Pro-rated awards were available to employees who were transferred, promoted, or demoted into, or out of an eligible assignment, or who were hired after the beginning of the SBP Plan Term.

        The SBP set the overall target cost reduction as of June 30, 2013 on a monthly run rate annualized EBITDA basis at $27.8 million. Individual participants and teams of participants were also given individual goals that corresponded to SBP objectives. Payouts of SBP awards were determined by our CEO, President and Chief Financial Officer. SBP awards paid out to our NEOs are reflected in the "All Other Compensation" column and the notes to the Summary Compensation Table below.

Management Equity Plan

        From time to time, our named executive officers are granted management incentive units ("Incentive Units") pursuant to a Management Incentive Unit Equity Plan (the "Management Equity Plan") under the Fourth Amended and Restated Operating Agreement of Parent, effective as of July 17, 2012 (the "Operating Agreement"). See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table" for a description of the Management Equity Plan. Grants under the Management Equity Plan are not made on an annual basis. Since joining the Company as our Chief Financial Officer in 2013, Mr. Fish was granted 7,500 Incentive Units. No other such grants were made in fiscal year 2013 to any other named executive officers.

Retirement Plans

        In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our named executive officers that are consistent with market practices. We offer a 401(k) qualified defined contribution retirement plan for our employees, including named executive officers, with an employer discretionary match, up to 4% of employee base salary.

Health and Welfare Benefits

        Our named executive officers are eligible to participate in all of our employee and health and welfare benefit arrangements on the same basis as our other employees (subject to, and in accordance with, applicable laws). This is a fixed component of compensation, and these benefits are provided on a non-discriminatory basis to all employees.

Perquisites or Other Benefits

        Other than the benefits described in this CD&A, we do not currently provide any perquisites or other benefits to our named executive officers.

Equity Ownership Guidelines

        All grants of equity incentive units are subject to the provisions of the Members Agreement dated May 1, 2006 and Registration Rights Agreement dated May 1, 2006 which, among other things, restricts the transferability of such units in order to ensure alignment with our equity investors. We do not maintain formal equity ownership guidelines.

Severance and Change in Control Benefits

        We have entered into employment agreements with each of our named executive officers. These employment agreements provide for base salary, annual discretionary bonuses and employee benefits over specified terms of employment. Each of these agreements provides for certain payments and other benefits if the executive's employment is terminated by us without cause or by the executive for good reason. In each case, severance payments are subject to signing a release and our executives are subject to non-competition, non-solicitation and confidentiality restrictions. See the subsection "Potential Payments upon Termination or Change in Control" for a description of these employment agreements, including the applicable severance and change in control benefits.

Nonqualified Deferred Compensation Plan

        In July 2007, we implemented a non-qualified deferred compensation plan. Under this plan, certain members of management and other highly compensated employees may elect to defer a portion of their annual compensation, subject to certain percentage limitations. The assets and liabilities of the plan are consolidated within the Company's financial statements. The assets of the plan are specifically designated as available to the Company solely for the purpose of paying benefits under the Company's deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

Tax and Accounting Implications

        In 2013, we were not subject to Section 162(m) of the Internal Revenue Code (the "Code"), as amended. In the event we become subject to Section 162(m) of the Code, the Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies annually.

        The Compensation Committee operates its compensation programs with the intention of either complying with, or being exempt from, the requirements of Section 409A of the Code. We account for stock-based payments with respect to our long-term equity incentive award programs in accordance with the requirements of Financial Accounting Standard Board ("FASB") ASC 718—Stock Compensation ("ASC 718").

Compensation Committee Report

        Our compensation committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this annual report with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Managers that the "Compensation Discussion and Analysis" section be included in this annual report.

        Respectfully submitted by the Compensation Committee of the Board of Managers.

                      David Burgstahler, Chairman
                      Brendan Scollans

        The information contained in the foregoing report shall not be deemed to be "filed" or to be "soliciting material" with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference in a filing.

SUMMARY COMPENSATION TABLE

        The table below summarizes the total compensation paid to, or earned by, the named executive officers in 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Incentive Units ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Colleen Abdoulah	2013	709,692	—	—	—	—	419,149	(2)	1,128,841
Chairman, President and	2012	617,370	—	—	—	—	155,367	(3)	772,737
Chief Executive Officer	2011	534,808	—	—	—	218,101	—		752,909
Steven Cochran(4)	2013	482,057	—	—	—	—	489,842	(5)	971,899
President and	2012	401,249	—	—	—	—	156,428	(6)	557,677
Chief Operating Officer	2011	330,774	—	—	—	101,170	—		431,944
Craig Martin	2013	340,118	—	—	—	—	169,156	(7)	509,274
General Counsel and	2012	305,988	—	—	—	—	48,158	(8)	354,146
Secretary	2011	276,272	—	—	—	33,655	—		309,927
Richard E. Fish, Jr.(9)	2013	288,462	—	—	—	—	109,957	(10)	398,419
Chief Financial Officer	2012	—	—	—	—	—	—		—
	2011	—	—	—	—	—	—		—
Cash Hagen	2013	292,170	—	—	—	—	251,140	(11)	543,310
Chief Technical Officer	2012	258,930	—	—	—	—	87,250	(12)	346,180
	2011	229,824	—	—	—	27,997	—		257,821
Cathy Kuo	2013	292,170	—	—	—	—	244,620	(13)	536,790
Chief Marketing Officer	2012	258,987	—	—	—	—	87,366	(14)	346,353
	2011	229,929	—	—	—	28,009	—		257,938

(1)
This column reports information with respect to the Incentive Units that were granted to our named executive officers in 2012 and 2013. In 2012, the Company engaged a valuation expert, Fair Value Advisors, to assist in determining the grant date value of the Incentive Units awards in accordance FASB ASC 718. A binomial fair value model was used and resulted in an immaterial amount for all incentive Units granted in 2012, less than $2,000. The Company using a similar binomial fair value model for its 2013 awards determined that the grant date value of the Incentive Units was immaterial. As such, no grant date fair value is included in this column for these awards. This does not necessarily reflect the actual value a named executive office may receive upon vesting or subsequent distribution.

(2)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $416,721 and employer contributions to the Company's 401(k) plan of $2,428.

(3)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $50,000, a synergy bonus in connection with post-Acquisition goals of $103,063 and employer contributions to the Company's 401(k) plan of $2,304.

(4)
In addition to his normal duties as President and Chief Operating Officer, Mr. Cochran also served as our principal financial officer during the interim period between November 30, 2012 and January 7, 2013.

(5)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $416,721 and employer contributions to the Company's 401(k) plan of $4,375 and the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(6)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $50,000, a synergy bonus in connection with post-Acquisition goals of $103,063 and employer contributions to the Company's 401(k) plan of $3,365.

(7)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $166,510 and employer contributions to the Company's 401(k) plan of $2,608 and the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(8)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $25,000, a synergy bonus in connection with post-Acquisition goals of $20,613 and employer contributions to the Company's 401(k) plan of $2,545.

(9)
Richard E. Fish, Jr. was hired as our Chief Financial Officer effective January 7, 2013.

(10)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $109,957 and the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(11)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $241,698 and employer contributions to the Company's 401(k) plan of $2,523 the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(12)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $25,000, a synergy bonus in connection with the post-Acquisition goals of $59,776 and employer contributions to the Company's 401(k) plan of $2,590.

(13)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $241,698 and employer contributions to the Company's 401(k) plan of $2,922.

(14)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $25,000, a synergy bonus in connection with the post-Acquisition goals of $59,776 and employer contributions to the Company's 401(k) plan of $2,474.

GRANTS OF PLAN-BASED AWARDS IN 2013

        The following table provides information about plan-based awards granted to the named executive officers in 2013.

								All Other Stock Awards: Number of Shares of Stock or Units (#)(2)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards(1)
									Grant Date Fair Value of Stock Awards ($)(3)
Name	Performance Period/Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Richard E. Fish, Jr.	6/25/2013	—			—	3,750		3,750	—

(1)
Amounts in this column relate to the Performance Vest Units granted under the Management Equity Plan. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards—Management Equity Plan" for a description of those Incentive Units.

(2)
Amounts in this column relate to the Time Vest Units granted under the Management Equity Plan. See ""—Narrative to Summary Compensation Table and Grants of Plan-Based Awards—Management Equity Plan.

(3)
No grant date fair value is attributed to these awards under FASB ASC Topic 718. See Footnote 1 to the Summary Compensation Table for a description of how this determination was made.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards

Management Equity Plan

        The maximum number of Incentive Units (including issued and outstanding Incentive Units) available for issuance under the Management Equity Plan is 416,052 units, or approximately 15% of the total outstanding units of Parent excluding Incentive Units, which may be either authorized and unissued units or units held in or acquired for our treasury. In general, if Incentive Units under the

Management Equity Plan for any reason are cancelled, forfeited, expired or terminated, such Incentive Units will be available for the further grant of awards under the Management Equity Plan.

        Incentive Units granted under the Management Equity Plan are intended to constitute a "profits interest" in the Parent for tax purposes. Generally, our named executive officers are required to purchase these Incentive Units at a nominal price (for example, $.90 per Incentive Unit), and then those Incentive Units are subject to a combination of time and performance-based vesting conditions. Upon vesting, the named executive officer receives a Class C unit in the Parent. Such Class C units represent a right to a fractional portion of the profits and distributions of Parent in excess of a "participation threshold" determined in accordance with the Operating Agreement. The Class C units are in a secondary position to the other outstanding classes of units in the Parent, in that in any event in which the equity is valued and paid out, holders of the Class C units are only paid if an amount at least equal to the applicable participation threshold is first allocated to all of the outstanding classes of units under the Operating Agreement.

        The Compensation Committee has full authority to administer and interpret the Management Equity Plan, including the power to determine the form, amount and other terms and conditions of awards. Awards granted under the Management Equity Plan will be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award. Except as otherwise provided in the applicable award agreement, a participant has no rights as a member with respect to Incentive Units covered by any award until the participant becomes the record holder of such Incentive Units. The Compensation Committee, in its sole discretion, may provide in an award agreement that such award is subject to cancellation, in whole or in part, due to violation of covenants relating to non-competition, non-solicitation, non-disclosure and certain other activities that conflict with, or are adverse to, our interests. Notwithstanding any other provision of the Management Equity Plan, the Board of Managers may at any time amend any or all of the provisions of the Management Equity Plan, or suspend or terminate it entirely, retroactively or otherwise, subject to certain limitations. Awards granted under the Management Equity Plan are generally non-transferable (other than by will or the laws of descent and distribution) except that the Compensation Committee may provide for the transferability of awards to certain family members and related trusts, partnerships and limited liability companies.

 OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

        The following table provides information on the holdings of stock awards by our named executive officers as of December 31, 2013.

		Stock Awards(1)
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Colleen Abdoulah	6/1/2009	1,667	(3)	—	—		—
		—		—	2,501	(4)	—
	9/17/2012	3,800	(5)	—	—		—
		—		—	4,275	(6)	—
Steve Cochran	6/2/2009	1,667	(3)	—	—		—
		—		—	2,501	(4)	—
	9/17/2012	3,200	(5)	—	—		—
		—		—	3,600	(6)	—
Craig Martin	9/17/2012	1,400	(5)	—	—		—
		—		—	1,575	(6)	—
Richard E. Fish, Jr.	6/25/2013	3,000	(7)	—	—		—
					3,375	(4)
Cathy Kuo	9/17/2012	1,400	(5)	—	—		—
		—		—	1,575	(6)	—
Cash Hagen	3/31/2008	—		—	—		—
		—		—	378	(8)	—
	9/17/2012	1,400	(5)	—	—		—
		—		—	1,575	(6)	—

(1)
Represents Incentive Units granted to our named executive officers under the Management Equity Plan.

(2)
The Incentive Units represent a profits interest in the Parent. No value is realized as a result of vesting of those units. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

(3)
Vests pro rata on May 1, 2014.

(4)
Vests pro rata on December 31, 2014, subject to the achievement of certain Company performance goals. In the event performance goals are not met in any given year vesting can still be achieved if subsequent year performance goals are exceeded. In any event, any remaining unvested units will vest on December 31 of the ninth anniversary year from grant date.

(5)
Vests pro rata over 5 years on July 1st of each such year.

(6)
Vests pro rata over 5 years on December 31st of each such year, subject to the achievement of certain Company performance goals. In the event performance goals are not met in any given year vesting can still be achieved if subsequent year performance goals are exceeded. In any event, any remaining unvested units will vest on December 31 of the ninth anniversary year from grant date.

(7)
Vests pro rata over 5 years on December 31st of each such year.

(8)
Vests subject to the achievement of certain Company performance goals on December 31. In the event performance goals are not met in any given year vesting can still be achieved if subsequent year performance goals are exceeded. In any event, any remaining unvested units will vest on December 31 of the ninth anniversary year from grant date.

OPTION EXERCISES AND EQUITY UNITS VESTED IN 2013

        None of our named executive officers exercised options during 2013. The following table provides information on Incentive Units held by our named executive officers that vested in 2013.

	Incentive Units
Name	Number of Incentive Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Colleen Abdoulah	3,924	—
Steven Cochran	3,699	—
Craig Martin	525	—
Richard E. Fish, Jr.	1,125	—
Cathy Kuo	525	—
Cash Hagen	1,657	—

(1)
The Incentive Units represent a profits interest in the Parent. No value is realized as a result of vesting of those units. See "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

Pension Benefits in 2013

        We do not offer our executives or others a pension plan. Retirement benefits are limited to participation in our 401(k) plan with an employer discretionary match for employee deferrals of up to 4% of base salary, subject to applicable IRC contribution limitations.

Nonqualified Deferred Compensation in 2013

        The following table shows certain information concerning non-qualified deferred compensation activity in 2013 for our named executive officers.

NONQUALIFIED DEFERRED COMPENSATION IN 2013

Name(1)	Executive Contributions in 2013 ($)	Company Contributions in 2013 ($)	Aggregate Earnings in 2013 ($)(1)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at 12/31/2013 ($)
Steven Cochran			68,746	40,034	486,258
Craig Martin			38	—	38,761
Cash Hagen			6,919	—	34,050

(1)
Amounts in this column are included in the "All Other Compensation" column in the Summary Compensation Table.

(2)
Amounts in this column are not included in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        The following section describes potential payments and benefits to the named executive officers under the Company's compensation and benefit plans and arrangements upon termination of employment or a change of control of the Company.

        As described above, each of our named executive officers have an employment agreement with the Company. Additionally, certain of the Company's benefit plans and arrangements contain provisions regarding acceleration of vesting and payment upon specified termination events; see "—Equity-Based Plans" below. In addition, the Company may authorize discretionary severance payments to its named executive officers upon termination.

Equity-Based Plans

        Management Equity Plan.    The Management Equity Plan provides for accelerated vesting of both Time Vested Units and Performance Vested Units upon a change of control with (i) 100% vesting of all outstanding unvested time vested units, and (ii) the degree of attainment of targeted cash multiples based upon a ratio of (y) the extent cash proceeds and the fair market value of any marketable securities realized by Avista from its investment in the Company, divided by (z) the total equity capital invested in the Company by Avista. If such a change in control occurred on December 31, 2013, each named executive officer's unvested Time Vested Units would immediately vest. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Plan.

Description of Severance or Change in Control Provisions in Employment Agreements

        Ms. Abdoulah's Employment Agreement.    During fiscal year 2012 the Company had an employment agreement with Ms. Abdoulah, the Company's Chairperson, Chief Executive Officer and Board member which was recently superseded by the Chairwoman Agreement described below. The term of the agreement was for three years unless earlier terminated. Ms. Abdoulah received an annual base salary, subject to annual increases as determined by the Compensation Committee and an annual bonus award with a target bonus of 100% of her annual base salary (based upon achievement of objective performance goals established by the Compensation Committee, which may include company performance relative to budgeted EBITDA, numbers of subscribers, capital expenditures, and customer satisfaction).

        Upon termination of Ms. Abdoulah's employment by the Company without cause or by Ms. Abdoulah for good reason, Ms. Abdoulah was entitled to receive severance in the form of continued annual salary payments through the 2nd anniversary of the date of her termination of employment (subject to her execution of a release in favor of the Company and continued compliance with the restrictive covenants previously agreed to by Ms. Abdoulah and the Company). Ms. Abdoulah was not entitled to severance payments upon any other termination.

        Pursuant to a chairwoman agreement dated February 3, 2014 (the "Chairwoman Agreement") among Ms. Abdoulah, Parent, and Wideopenwest Networks, LLC, a subsidiary of Parent, Ms. Abdoulah will continue to serve as Chief Executive Officer of the Company until April 1, 2014 and will continue to serve as Chairwoman of the Board pursuant to the terms and conditions of the Chairwoman Agreement. The term of the Chairwoman Agreement ends December 31, 2015, unless earlier terminated pursuant to its terms, and supersedes Ms. Abdoulah's prior employment agreement in all respects.

        Under the Chairwoman Agreement, Ms. Abdoulah receives an annual fee and a one-time incentive payment payable in the second quarter of 2015, contingent on her continued service through such date. The Chairwoman Agreement also affects certain Incentive Units held by Ms. Abdoulah.

        Upon termination of Ms. Abdoulah's engagement by the Company without cause or by Ms. Abdoulah for good reason, Ms. Abdoulah will receive severance in the form of continued annual fees through December 31, 2015 (subject to her execution of a release in favor of the Company and its subsidiaries and continued compliance with the restrictive covenants set forth in the Chairwoman

Agreement) and immediate vesting of at least 40% of certain Incentive Units. Ms. Abdoulah will not be entitled to severance payments upon termination for any other reason.

        Other Named Executive Officers' Employment Agreements.    The Company entered into letter agreements relating to employment with each Messrs. Cochran (which agreement has been superseded as described below), Martin, Fish, Hagen and Ms. Kuo. Each such letter agreement was executed using the same form of agreement. None of those letter agreements specify a minimum term. The letter agreements provide for an annual base salary (subject to annual review for increase only) and an annual bonus award (based upon formulas to be established in its sole discretion, such as annual budgeted EBITDA, achievement of budgeted customer retention, and acquisition of customer satisfaction ratings). Each of those agreements also permit the named executive officers to participate in the Company's employee benefit plans as are generally made available to our senior executives, including insurance programs and other fringe employee benefits.

        Upon termination of the employment of Messrs. Cochran, Martin, Fish, Hagen or Ms. Kuo by the Company without cause or by the employee for good reason, such employee shall receive severance equal to 1 year's salary to be paid in 12 equal monthly installments (subject to the employee's execution of a release in favor of the Company and continued compliance with the restrictive covenants set forth in the letter agreement). The letter agreements do not provide for severance payments upon any other termination.

        In connection with Mr. Cochran's appointment as Chief Executive Officer and member of the Board effective April 1, 2014, on February 3, 2014, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Cochran. The term of the Employment Agreement is for five years unless earlier terminated pursuant to its terms, and the Employment Agreement supersedes Mr. Cochran's prior employment agreement in all respects.

        Under the Employment Agreement, Mr. Cochran receives an annual base salary, subject to annual increases as determined by Parent's compensation committee, and an annual bonus award with a target bonus of 100% of his annual base salary (based upon achievement of objective performance goals established by the compensation committee, which may include Mr. Cochran and the Company's performance relative to budgeted EBITDA, numbers of subscribers, capital expenditures, and customer satisfaction and other goals established by the compensation committee). The compensation committee will establish additional performance thresholds above and below the target ranging from 50% to a percentage in excess of 100% of Mr. Cochran's annual base salary as permitted by the then existing management bonus plan. Mr. Cochran may participate in the Company's employee benefit plans as are generally made available to the Company's senior executives, including insurance programs and other fringe employee benefits.

        Upon termination of Mr. Cochran's employment without cause or by Mr. Cochran for good reason, Mr. Cochran will receive severance in the form of (i) continued annual salary payments through the second anniversary of the date of his termination of employment (subject to his execution of a release in favor of Parent and its subsidiaries and continued compliance with the restrictive covenants set forth in the Employment Agreement), and (ii) the right, but not the obligation, to sell a number of vested Units equal to the lesser of (x) vested Units representing 20% of the outstanding vested Incentive Units held by Mr. Cochran (valued at fair market value as of Mr. Cochran's termination date, as determined in good faith by the Board consistent with the most recent valuation of Parent determined by Avista) or (y) vested Incentive Units with a fair market value of $2,000,000 (valued at fair market value as of Mr. Cochran's termination date, as determined in good faith by the Board, consistent with Avista's most recent valuation of Parent). Mr. Cochran will not be entitled to severance payments or sale rights upon termination for any other reason.

  Change of Control/Severance Payment Table as of December 31, 2013

        The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change of control, assuming such event occurs on December 31, 2013. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

        Items Not Reflected in Table.    The following items are not reflected in the table set forth below:

  •
  Accrued salary, bonus (except to the extent specifically noted in an employment agreement) and vacation.

  •
  Costs of COBRA or any other mandated governmental assistance program to former employees.

  •
  Welfare benefits provided to all salaried employees having substantially the same value.

  •
  Amounts outstanding under the Trust's 401(k) plan.

  •
  Although the Incentive Units become fully vested upon a change in control, they are not included in the table below. This is because the Incentive Units represent a profits interest in the Parent. As such, no value is received as a result of the vesting of those units. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

CHANGE IN CONTROL AND SEVERANCE PAYMENTS AS OF DECEMBER 31, 2013

	Cash Severance ($)	Total ($)
Colleen Abdoulah(1) Termination without cause or for good reason	1,428,000	1,428,000
Steven Cochran(2) Termination without cause or for good reason	484,500	484,500
Craig Martin(2) Termination without cause or for good reason	341,700	341,700
Richard E. Fish, Jr. Termination without cause of for good reason	300,000	300,000
Cathy Kuo(2) Termination without cause or for good reason	293,943	293,943
Cash Hagen(2) Termination without cause or for good reason	293,943	293,943

(1)
Calculated as 2 times Ms. Abdoulah's salary in effect as of December 31, 2013. Ms. Abdoulah's employment agreement that was the basis for this calculation has been superseded by the Chairwoman's Agreement effective February 3, 2013, as described above under "Description of Severance or Change in Control Provisions in Employment Agreements."

(2)
Calculated as 1 times the named executive officer's base salary in effect as of December 31, 2013. Mr. Cochran's employment agreement that formed the basis for this calculation has been superseded effective February 3, 2014 as described above under "Description of Severance or Change in Control Provisions in Employment Agreements."

Director Compensation

        Messrs. Burgstahler and Scollans are Partners of Avista and do not receive any direct compensation for their service as Directors. We pay Avista a management fee of $1,500,000 annually pursuant to the Amended and Restated Financial Advisory Agreement, dated as of July 17, 2012. See "Certain Relationships and Related-Party Transactions—Transactions with Related Persons—Advisory Services and Monitoring Agreement."

        Effective June 30, 2012 we engaged Mr. Slater, and effective October 20, 2012, we engaged Mr. Seskin, respectively, Directors of the Company, to provide services associated with corporate development and other strategic initiatives on a consulting basis with each receiving an annual fee of $50,000. Effective January 1, 2014, the annual fee for each was increased to $75,000.

        We do not compensate our board members with per meeting fees. Our directors are reimbursed for any expenses incurred in connection with their service.

Compensation Committee Interlocks and Insider Participation

        During 2013, the members of our compensation committee were Messrs. Burgstahler and Scollans. Ms. Abdoulah will join the compensation committee in 2014. Mr. Burgstahler is the President of Avista while Mr. Scollans is a Partner. Avista provides us with advisory services pursuant to a Financial Advisory Agreement. See "Certain Relationships and Related Party Transactions, and Director Independence—Financial Advisory Agreement."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

        As of December 31, 2013, Parent indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Racecar Acquisition, LLC. Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., Avista Capital Partners III, L.P., Avista Capital Partners (Offshore) III, L.P. and ACP Racecar Co-Invest, LLC, (together, the "Avista Entities") collectively own approximately 97% of Parent's issued and outstanding equity units. Avista Capital Partners III GP, LLC ultimately exercises voting and dispositive power over the shares held by the Avista Entities. Voting and disposition decisions at Avista Capital Partners III GP, LLC with respect to such shares are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler and David Durkin. Certain members of management and the Board of Managers purchased membership interests of Holdings' Class A and Class B units equaling approximately 2% of Parent's issued and outstanding equity units (excluding Incentive Units). None of these individuals hold more than 1% of Parent's issued and outstanding voting Units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Review of Related Person Transactions

Procedures for Review, Approval or Ratification of Related Person Transactions

        The Company asks its directors to complete a questionnaire each year that is designed to determine, among other things, whether the director is involved in any related person transactions with the Company. In addition, as part of its overall controls process the Company requires each officer of the Company to complete a questionnaire each quarter which specifically asks the officers if they are aware of any related person transactions.

Related Person Transactions

Operating Agreement

        In July 2012, Avista (or fund or vehicles affiliated with Avista (the "Avista Funds")), Avista's co-investors and management entered into an amendment to the Operating Agreement of Parent. This agreement contains agreements among the parties with respect to, among other things, restrictions on the issuance or transfer of interests, other special corporate governance provisions, the election of the boards of managers, registration rights and customary indemnification provisions.

Services Agreement

        Avista has entered into a financial advisory agreement (the "Financial Advisory Agreement") pursuant to which Parent retained Avista to provide certain advisory and consulting services, including, without limitation, general advisory services in relation to the Parent and its subsidiaries (including WOW), management and business; identification, analysis, support and negotiation of acquisitions and dispositions; analysis, support and negotiation of financing alternatives, including, without limitation, in connection with acquisitions, capital expenditures and refinancing of existing indebtedness; finance functions, including assistance in the preparation of financial projections; and strategic planning functions, including evaluating major strategic alternatives. In addition, the Financial Advisory Agreement provides that Parent shall pay Avista a quarterly management fee (the "Management Fee") equal to $375,000, plus reasonable out-of-pocket expenses incurred in connection with services provided under the Financial Advisory Agreement. Further, upon any transaction entered into by the Parent or its affiliates in which Avista has provided advice and assistance to the Parent under the Financial Advisory Agreement (other than a transaction constituting a Change of Control (as defined in Parent's credit agreement)), the Financial Advisory Agreement provides that Parent shall pay Avista reasonable and customary advisory fees for the advice and services provided by Avista (in addition to the Management Fee). The Financial Advisory Agreement terminates upon the earlier of the ten-year anniversary of the closing of the Transactions and the date upon which Parent pays to Avista all amounts that would otherwise be payable pursuant to the Financial Advisory Agreement through July 17, 2022.

Registration Agreement

        Parent and the Avista Funds, Avista's co-investors and certain members of management have entered into a registration agreement (the "Registration Agreement") pursuant to which the Avista Funds may require Parent to register the sale of its common units of Parent. From and after the date that is one year following the consummation of an initial public offering, certain co-investors of Avista, may also require Parent to register the sale of its common units of Parent. In addition, all holders of common units have the right to exercise certain piggyback registration rights with respect to their own common units if Parent elects to register any of its own securities. The Registration Agreement also includes provisions dealing with holdback agreements, indemnification and contribution, and allocation of expenses.

Item 14.    Principal Accounting Fees and Services

Audit-Related Fees

Principal Accounting Firm

        BDO USA, LLP acted as the Company's principal accountant in 2013 and 2012, and is expected to serve as the Company's independent registered public accounting firm for 2014.

Services of Independent Registered Public Accounting Firm

        The Audit Committee has adopted policies and procedures requiring the pre-approval of non-audit services that may be provided by our independent registered public accounting firm. We have also complied and will continue to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the related SEC rules pertaining to auditor independence and audit committee pre-approval of audit and non-audit services.

Audit Fees

        During the years ended December 31, 2013 and 2012, we incurred fees and related expenses for professional services rendered by BDO USA, LLP for the audits of our and our subsidiaries' financial statements, for the review of our and our subsidiaries' interim financial statements and registration statement filings totaling approximately $0.5 million and $0.5 million, respectively.

Audit-Related Fees

        We did not incur any audit-related fees during the years ended December 31, 2013 and 2012, respectively.

Tax Fees

        None.

All Other Fees

        We did not incur any other fees during the years ended December 31, 2013 and 2012.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements/Schedule

        All schedules have been omitted because they are not applicable or not required or the required information is included in the financial statements or notes thereto, which are incorporated herein by reference.

  (b)
  Exhibits

        A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
WideOpenWest Finance, LLC
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of WideOpenWest Finance, LLC and its subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in members' deficit, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WideOpenWest Finance, LLC at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP
Atlanta, Georgia
March 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of WideOpenWest Finance, LLC:

        In our opinion, the consolidated statements of operations, changes in members' equity (deficit) and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the operations and cash flows of WideOpenWest Finance, LLC and its subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
April 3, 2012

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012
	(in millions)
Assets
Current assets
Cash and cash equivalents	$16.9	$15.9
Accounts receivable—trade, net of allowance for doubtful accounts of $12.3 and $9.2, respectively	81.2	85.0
Accounts receivable—other	4.9	7.0
Prepaid expenses and other (note 15)	13.3	11.7

Total current assets	116.3	119.6
Plant, property and equipment, net (note 4)	890.9	860.9
Franchise operating rights (note 5)	1,098.4	1,098.4
Goodwill (note 5)	496.5	492.0
Intangible assets subject to amortization, net (note 6)	84.4	115.9
Debt issuance costs, net (notes 7 and 10)	89.1	145.7
Investments (note 8)	16.7	17.9
Other noncurrent assets	1.7	2.6

Total assets	$2,794.0	$2,853.0

Liabilities and Members' Deficit
Current liabilities
Accounts payable—trade	$31.0	$28.9
Accrued interest	62.1	53.5
Accrued liabilities and other (note 9)	85.6	78.9
Current portion of debt and capital lease obligations (note 10)	22.4	22.6
Unearned service revenue	44.8	42.4

Total current liabilities	245.9	226.3
Long term debt and capital lease obligations—less current portion (note 10)	3,007.8	2,929.4
Deferred income taxes (note 15)	306.6	298.7
Fair value of derivative instruments (notes 13 and 14)	12.0	15.6
Other noncurrent liabilities	1.0	1.1

Total liabilities	3,573.3	3,471.1

Commitments and contingencies (note 18)
Members' deficit (note 16)	(176.9)	(176.9)
Accumulated deficit	(602.4)	(441.2)

Total members' deficit	(779.3)	(618.1)

Total liabilities and members' deficit	$2,794.0	$2,853.0

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011
	(in millions)
Revenue	$1,199.7	$910.4	$613.9

Costs and expenses:
Operating (excluding depreciation and amortization)	663.9	515.0	344.9
Selling, general and administrative	135.8	104.4	48.8
Depreciation & amortization	256.4	203.9	136.7
Management fee to related party	1.7	1.4	1.1

	1,057.8	824.7	531.5

Income from operations	141.9	85.7	82.4
Other income (expense):
Interest expense	(242.0)	(180.4)	(75.1)
Realized and unrealized gain (loss) on derivative instruments	3.4	(9.4)	12.6
Loss on early extinguishment of debt	(58.1)	(8.3)	—
Other income (expense), net	(0.2)	0.2	(0.5)

Income (loss) before provision for income tax	(155.0)	(112.2)	19.4
Income tax (expense) benefit	(6.2)	0.7	3.2

Net income (loss)	$(161.2)	$(111.5)	$22.6

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Changes in Members' Equity (Deficit)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Equity (Deficit)	Accumulated Deficit	Total Members' Equity (Deficit)
	(in millions, except Unit amounts)
Balances at January 1, 2011	1,230,731	600,000	263,852	$(319.0)	$(352.3)	$(671.3)
Management Unit grants, net	—	—	14,855	—	—	—
Member capital distributions	—	—	—	(52.0)	—	(52.0)
Net income	—	—	—	—	22.6	22.6

Balances at December 31, 2011	1,230,731	600,000	278,707	$(371.0)	$(329.7)	$(700.7)
Management Unit grants, net	—	—	96,995	0.1	—	0.1
Member capital contributions, net	941,481	76,972	—	194.0	—	194.0
Net loss	—	—	—	—	(111.5)	(111.5)

Balances at December 31, 2012	2,172,212	676,972	375,702	$(176.9)	$(441.2)	$(618.1)
Management Unit grants, net	—	—	27,640	—	—	—
Net loss	—	—	—	—	(161.2)	(161.2)

Balances at December 31, 2013	2,172,212	676,972	403,342	$(176.9)	$(602.4)	$(779.3)

(1)
Includes Class C and Class C-1 through Class C-7 Units. See note 16.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(161.2)	$(111.5)	$22.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256.4	203.9	136.7
Realized and unrealized (gain) loss on derivative instruments	(3.4)	9.4	(12.6)
Deferred income taxes	6.1	(0.7)	(3.3)
Provision for doubtful accounts	19.2	18.9	11.6
Amortization of debt issuance costs	20.6	14.3	3.5
Other non-cash items	1.2	0.8	(0.8)
Loss on early extinguishment of debt (note 10)	58.1	8.3	—
Soft call premium payment	(19.1)	—	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Receivables and other operating assets	(11.3)	(26.8)	(13.7)
Payables and accruals	1.7	31.1	7.6

Net cash provided by operating activities	$168.3	$147.7	$151.6

Cash flows from investing activities:
Capital expenditures	$(221.9)	$(158.2)	$(150.8)
Acquisition of Knology, Inc., net of cash acquired (note 3)	—	(749.9)	—
Acquisition of Mid-Michigan Assets, net of cash acquired (note 3)	—	(55.0)	—
Change in deposit placed in escrow due to Mid-Michigan Assets acquisition (note 3)	—	5.8	(5.8)
Bluemile Asset acquisition (note 3)	(15.4)	—	—
Other investing activities	0.9	1.2	—

Net cash used in investing activities	$(236.4)	$(956.1)	$(156.6)

Cash flows from financing activities:
Proceeds from issuance of debt (note 10)	$2,385.4	$2,975.1	$—
Proceeds from revolving credit facilities	105.0	68.0	29.0
Payments on debt and capital lease obligations	(2,419.0)	(2,274.2)	(22.2)
Payment of debt issuance costs	(2.3)	(158.0)	—
Member cash contributions, net (note 16)	—	194.1	—
Member cash distributions	—	—	(52.0)

Net cash provided by (used in) financing activities	$69.1	$805.0	$(45.2)

Increase (decrease) in cash and cash equivalents	1.0	(3.4)	(50.2)
Cash and cash equivalents, beginning of period	15.9	19.3	69.5

Cash and cash equivalents, end of period	$16.9	$15.9	$19.3

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$212.7	$117.9	$74.3

Cash paid during the periods for income taxes	$—	$—	$1.1

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$10.6	$5.0	$8.2

Assets acquired under capital lease obligations	$6.2	$2.5	$—

The accompanying notes are an integral part of these consolidated financial statements

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements

1. Organization

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

        During the quarter ended December 31, 2013, the Company recorded an immaterial correction of an error related to the understatement of the net deferred tax liability recorded in connection with the purchase price accounting for Knology, Inc. and its subsidiaries ("Knology") that was outside of the measurement period. The Company recognized a $13.6 million increase in net deferred tax liability and $13.6 million increase to goodwill to the consolidated balance sheet as of December 31, 2012. The correction of this error did not have an effect on the Company's consolidated statements of operations, consolidated statement of changes in members' equity or the consolidated statements of cash flows for the periods ended December 31, 2013 and 2012.

Use of Estimates

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash equivalents represent short-term investments consisting of money market funds that are carried at cost, which approximates fair value. The Company considers all short-term investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Bad Debt

        Bad debt expense and the allowance for doubtful accounts are based on historical trends. The Company's policy to reserve for potential bad debts is based on the aging of the individual receivables. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

        The change in the allowance for doubtful accounts consists of the following for the years ended December 31 (in millions):

	2013	2012
Balance at beginning of year	$9.2	$3.3
Provision charged to expense	19.2	18.9
Accounts written off	(21.3)	(14.8)
Other	5.2	1.8

Balance at end of year	$12.3	$9.2

Plant, Property and Equipment

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total installation activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred related to capitalizable activities. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) other indirect costs directly attributable to capitalizable activities.

        The Company has evaluated certain of its lease agreements relating to fleet vehicles and determined the leases qualify as capital leases.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Plant, property and equipment are depreciated over the estimated useful life upon being placed into service. Depreciation of plant, property and equipment is provided on a straight-line method, over the following estimated useful lives:

Asset Category	Estimated Useful Lives (Years)
Office and technical equipment	3 - 10
Computer equipment and software	3
Customer premise equipment	5
Vehicles	5
Headend equipment	7
Distribution facilities	10
Building and leasehold improvements	5 - 20

        Leasehold improvements are depreciated over the shorter of the estimated useful lives or lease terms.

Intangible Assets and Goodwill

        Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allow access to homes in the public right of way. The Company's franchise operating rights were acquired through business combinations. The Company does not amortize franchise operating rights as it has determined that they have an indefinite life. Costs incurred in negotiating and renewing franchise operating agreements are expensed as incurred. Franchise related customer relationships represent the value to the Company of the benefit of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base (four years) on a straight-line basis, which is shorter than the economic useful life which approximates an accelerated method. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations.

Asset Impairments

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, the Company would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair value. We had no triggering events or impairment of our long-lived assets in any of the periods presented.

Franchise Operating Rights

        The Company evaluates the recoverability of its franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the assets might be impaired. The Company evaluates the franchise operating rights for impairment by comparing the carrying value of the intangible asset to its estimated fair value. Any excess of the carrying value over the fair value would be expensed as an impairment loss.

        The Company calculates the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights.

        There were no impairment of franchise operating rights in any of the periods presented as the fair value of indefinite lived intangible assets computed using the methodology described above was in excess of its carrying value.

Goodwill

        The Company assesses the recoverability of its goodwill at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company may also choose to by-pass this assessment and proceed directly to the first step of the goodwill impairment test.

        In the first step of assessing goodwill for impairment, the Company assesses the recoverability for each reporting unit, which are represented by geographical operations of cable systems managed by the Company. The Company utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit and compares such value to the carrying amount of the reporting unit. In the event that the carrying amount exceeds the fair value, the Company would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

        Significant judgment by management is required to determine estimates and assumptions used in the valuation of plant, property and equipment, intangible assets and goodwill. Through December 31, 2013, the Company has not recognized an impairment of these items.

Debt Issuance Costs

        Debt issuance costs incurred by the Company are capitalized and are amortized over the life of the related debt using the effective interest rate.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Other Noncurrent Assets

        Other noncurrent assets are comprised primarily of long-term prepaid franchise fees and prepaid site leases. The franchise fees and site leases are recognized as operating expense over the period of usage.

Fair Value of Financial Instruments

        The carrying amounts reported in the balance sheet for cash and cash equivalents as well as derivative instruments are carried at fair value. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value due to their short term maturities. The fair value of long-term debt is based on the debt's variable rate of interest and the Company's own credit risk and risk of nonperformance, as required by the authoritative guidance.

        Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The counterparties to derivative transactions are major financial institutions. The Company does not enter into master netting arrangements. The Company periodically assesses the creditworthiness of the institutions with which it invests and counterparties to derivative transactions. The Company does, however, maintain invested balances in excess of federally insured limits.

Programming Costs and Deferred Credits

        Programming is acquired for distribution to subscribers, generally pursuant to multi-year license agreements, with rates typically based on the number of subscribers that receive the programming. These programming costs are included in operating expenses in the month the programming is distributed.

        Deferred credits consist primarily of incentives received or receivable from cable networks for license of their programming. These incentive payments are deferred and recognized over the term of the related programming agreements as a reduction to programming costs in operating expenses.

Asset Retirement Obligations

        The Company accounts for its asset retirement obligations in accordance with the authoritative guidance which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated.

        Certain of the Company's franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. An estimated liability, which could be significant, would be recorded in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        An estimate of the obligations related to the removal provisions contained in the Company's lease agreements has been made and recorded in the consolidated financial statements; however, the amount is not material.

Revenue Recognition

        Charges to customers for video, Internet access services and broadband telephony services are billed in advance. Revenue for subscriber fees, equipment rental, advertising and pay-per-view programming is recognized as the service is provided based upon monthly service charges or fees per event in the period that the services are provided. Amounts billed in excess of recognized revenue are recorded as unearned service revenue. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amounts are deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable system.

        Under the terms of the Company's non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service (but not high speed Internet or broadband telephony services) to the local franchise authority. The Company normally passes these fees through to its cable subscribers. Franchise fees collected and paid are reported as revenues and operating expenses, respectively. Revenue from advertising sales is recognized when the commercial announcements are broadcast.

        The Company's trade receivables are subject to credit risk, as customer deposits are generally not required. The Company's credit risk is limited due to the large number of customers, individually small balances and short payment terms. We manage credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. If a customer account is delinquent, various measures are used to collect amounts owed, including termination of the customer's service.

Advertising Costs

        The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses. Advertising expense during the years ended December 31, 2013, 2012 and 2011 was $20.6 million, $15.1 million and $12.0 million, respectively.

Income Taxes

        The Company is a limited liability company ("LLC") that is treated as a partnership for federal income tax purposes. Prior to the Knology Merger (note 3), the Company's subsidiaries were LLCs that are disregarded as separate entities for federal and state tax purposes. No provision for federal income taxes is required by the Company for its LLC subsidiaries, as its income or loss is taxable to or deductible by its Members. On May 25, 2011, the State of Michigan enacted legislation that repealed the Michigan Business Tax and replaced it with a six percent corporate income tax effective January 1, 2012. The new corporate income tax is limited to C corporations and LLCs are not subject to the new corporate income tax regime. Effective January 1, 2012, no provision for state income taxes is required for the Company's LLC subsidiaries because its income or loss is taxable to or deductible by its Members.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        For the Company's C corporation subsidiaries acquired in connection with the Knology Merger, it utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The financial statement effects of a tax position are recognized when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more-likely-than-not such net deferred tax assets will not be realized. Certain of the Company's valuation allowances and tax uncertainties are associated with entities that it acquired in business combinations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties related to income tax liabilities are included in income tax expense.

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("interest rate swaps and interest rate caps"). All derivatives, whether designated as a hedge or not, are required to be recorded on the balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the derivative instruments in effect during the period were designated as hedges for financial reporting purposes.

Share-based Compensation

        The Company's share-based compensation consists of awards of management incentive units. Compensation costs associated with these awards are based on the estimated fair value at the date of grant and are recognized over the period in which any related services are provided or when it is probable any related performance condition will be met and distributions are declared. Such amounts were not significant for the three years ended December 31, 2013.

Segments

        The Company's operations are managed on the basis of geographic operating segments. The Company has evaluated the criteria for aggregation of the operating segments and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its operations. Each geographic service area utilizes similar means for delivering the programming of the Company's services; have similarity in the type or class of customer receiving the products and services; distributes the Company's services over a unified network; and operates within a consistent regulatory environment. In addition, each of the operating segment results have similar economic characteristics. In light of the Company's similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic operating structure, management has determined that the Company has one reportable segment, broadband services.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued the following Accounting Standards Updates ("ASU") having potential impact to our financial condition, results of operation, or cash flows:

  •
  FASB Accounting Standard Updates 2013-11, Income Taxes (Topic 740); Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or Tax credit Carryforward Exists.

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

3. Acquisitions

Bluemile Assets Acquisition

        On September 27, 2013, the Company entered into and closed an asset purchase agreement to acquire certain assets from Bluemile, Inc. ("Bluemile"), an Ohio Corporation, for initial cash consideration of approximately $15.0 million, subject to closing and post-closing adjustments, plus up to $5.0 million in consideration contingent upon achieving certain financial metrics during the twelve month period ended December 31, 2014 (the "Bluemile Assets" acquisition). Bluemile owned and operated a national optical and IP network, a data center and an enterprise cloud infrastructure. The data center, optical and IP network and cloud services will enable the Company to enhance its products and services to existing customers and potential customers in all of its regions. The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in the Company's consolidated financial statements beginning September 27, 2013.

        Including closing adjustments, the Company paid cash consideration of $15.4 million, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification 805 "Business Combinations", the Company has recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.6 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

pertaining to the achievement of the defined financial milestone. The preliminary purchase price consideration is as follows (in millions):

Cash	$15.4
Contingent consideration	4.6

Total purchase price	$20.0

        The opening balance sheet presented below reflects the Company's preliminary purchase price allocation and is subject to adjustment. The goodwill recognized in connection with the Bluemile Assets acquisition is primarily due to the enhanced products and services that are immediately available for the Company in all of its regions. The Company is still in process of finalizing the valuation of certain intangible assets and deferred income taxes (in millions):

Working capital acquired	$0.5
Plant, property and equipment	10.8
Goodwill	4.5
Intangible assets subject to amortization	5.0
Unearned service revenue	(0.8)

Fair value of assets acquired, net of liabilities assumed	$20.0

Merger with Knology, Inc.

        On April 18, 2012, the Company reached an agreement to acquire Knology, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers video, high-speed data, and telephony services in the Southeastern and Midwestern United States. The Merger Agreement was approved by Knology shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, the Company completed the merger in order to expand its market presence in the Midwestern and Southeastern U.S. and further generate operating synergies. The effects of the Knology Merger are included in the Company's consolidated financial statements beginning July 17, 2012.

        The Company paid cash consideration of $749.9 million, net of cash acquired of $57.3 million before direct acquisition costs, to acquire all of the outstanding shares of Knology for $19.75 per share as follows (in millions):

Cash paid to Knology shareholders	$807.2
Knology cash acquired	(57.3)

$749.9

        The Company also repaid the existing Knology debt of $732.5 million, including accrued interest and an outstanding swap, but excluding capital lease obligations, upon completion of the Knology Merger on July 17, 2012.

        The merger consideration and debt refinancing was funded through (i) $1,968.0 million borrowed under new Senior Secured Credit Facilities, (ii) issuance of the $725.0 million Senior Notes,

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

(iii) issuance of the $295.0 million Senior Subordinated Notes, (iv) issuance of $200.0 million new equity, primarily to Avista Capital Partners (the majority voting unit holder of the Parent) and (v) existing cash and cash equivalent balances (notes 10 and 16).

        The Knology Merger has been accounted for using the acquisition method of accounting. Total merger-related transaction costs, including advisory, legal, regulatory, and valuation costs of $8.2 million have been recorded in selling, general and administrative expenses in the consolidated statements of operations.

        The summary of the preliminary purchase price and fair value of assets acquired and liabilities assumed for the Knology Merger at the July 17, 2012 acquisition date is presented is as follows. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash and cash equivalents	$57.3
Working capital acquired	(14.8)
Investments	17.9
Plant, property and equipment	443.8
Goodwill(1) (see note 2)	457.8
Intangible assets subject to amortization(2)	129.8
Franchise operating rights(3)	770.6
Other assets	1.1
Long-term debt, accrued interest and outstanding swap	(732.4)
Deferred tax liability (see note 2)	(299.5)
Unearned service revenue	(18.3)
Capital lease obligations	(6.1)

Fair value of assets acquired, net of liabilities assumed	807.2
Cash and cash equivalents acquired	(57.3)

Fair value of consideration transferred	$749.9

(1)
The goodwill recognized in connection with the Knology Merger is primarily attributable to (i) the ability to take advantage of the existing broadband cable systems of Knology and to gain immediate access to potential customers in the Southeastern markets of the United States and (ii) substantial synergies that are expected to be achieved through the integration of Knology with the Company's existing operations. The goodwill is not deductible for tax purposes by the Company.

(2)
The amounts reflected as intangible assets subject to amortization are amortized over their estimated useful lives as follows:

	Amortization Method	Estimated Useful Life in Years
Subscriber relationships	Straight line	4.0
Corporate trademark	Straight line	2.6
Advertising contracts	Straight line	0.3
Corporate software	Straight line	3.0
Weighted average useful life		3.4

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

(3)
Franchise operating rights represent assets with an indefinite life. The Company performs an annual assessment of impairment.

Mid-Michigan Assets Acquisition

        On August 16, 2011, the Company reached an agreement to acquire certain Michigan assets of Broadstripe, LLC ("Broadstripe"), a broadband communications provider in Michigan, Oregon, Washington and Maryland, for a cash purchase price of $55.0 million (the "Mid-Michigan Assets" acquisition). Broadstripe had been in bankruptcy protection since January 2009, when it filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code.

        A good faith deposit of $5.8 million was made by the Company into an escrow account on August 19, 2011. The closing of the transaction occurred on January 13, 2012. The purchase price was financed with available cash, $20.0 million borrowed under an existing revolving credit facility and $40.0 million of proceeds from a new credit facility (note 10). The Company acquired the Mid-Michigan Assets serving approximately 32,000 customers, passing approximately 85,000 homes, in order to expand market presence and to generate operating synergies. The effects of the Mid-Michigan Assets acquisition are included in the Company's consolidated financial statements beginning January 13, 2012.

        The summary of the purchase price and fair value of assets acquired and liabilities assumed for the Mid-Michigan Assets acquisition at the January 13, 2012 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash and cash equivalents	$10.3
Working capital acquired	2.0
Plant, property and equipment	15.0
Franchise operating rights(1)	16.9
Goodwill(2)	21.3
Intangible assets subject to amortization(3)	1.9
Unearned service revenue	(2.1)

Fair value of assets acquired, net of liabilities assumed	65.3
Less cash and cash equivalents	(10.3)

Fair value of consideration transferred	$55.0

(1)
Franchise operating rights represent assets with an indefinite life. The Company performs an annual assessment of impairment.

(2)
The goodwill recognized in connection with the Mid-Michigan Assets acquisition is primarily attributable to the ability to gain immediate access to potential customers in the Lansing, Michigan area. The goodwill is not deductible for tax purposes by the Company.

(3)
The amounts reflected as intangible assets subject to amortization relate to the Company's assessment of franchise related customer relationships, which are amortized on a straight-line basis over their estimated useful lives of four years.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

Pro Forma Information

        The following unaudited pro forma financial information presents the combined results of operations of WOW, Knology and Mid-Michigan Assets as if the Knology Merger and related July 17, 2012 financing and Mid-Michigan Asset acquisition had occurred as of January 1, 2011. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had occurred on such date. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets. The unaudited pro forma results are as follows (in millions):

	Year ended December 31,
	2012	2011
Revenue	$1,199.0	$1,132.5
Net loss	$(155.6)	$(138.8)

        The consolidated statement of operations for the year ended December 31, 2012 include aggregate revenue and net income of $274.3 million and $20.4 million, respectively, attributable to the Mid-Michigan Assets and Knology.

4. Plant, Property and Equipment

        Plant, property and equipment consist of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Distribution facilities	$1,005.8	$886.8
Customer premise equipment	354.2	323.5
Head-end equipment	211.1	180.1
Telephony infrastructure	91.7	89.9
Computer equipment and software	56.5	33.6
Vehicles	25.2	29.9
Buildings and leasehold improvements	54.2	50.9
Office and technical equipment	29.9	18.8
Land	7.7	7.7
Construction in progress (including material inventory and other)	49.4	22.0

Total plant, property and equipment	1,885.7	1,643.2
Less accumulated depreciation	(994.8)	(782.3)

	$890.9	$860.9

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Plant, Property and Equipment (Continued)

        Depreciation expense for the years ended December 31, 2013, 2012 and 2011 were $217.8 million, $184.5 million, and $134.2 million, respectively. Included in depreciation expense were losses of write-offs and sales of customer premises equipment of $0.4 million, nil and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

5. Franchise Operating Rights & Goodwill

        Changes in the carrying amount of our franchise operating rights and goodwill during 2013 and 2012 are set forth below:

	January 1, 2013	Acquisitions	December 31, 2013
	(in millions)
Franchise operating rights	$1,098.4	$—	$1,098.4
Goodwill	492.0	4.5	496.5

	$1,590.4	$4.5	$1,594.9

	January 1, 2012	Acquisitions	December 31, 2012
	(in millions)
Franchise operating rights	$310.9	$787.5	$1,098.4
Goodwill	12.9	479.1	492.0

	$323.8	$1,266.6	$1,590.4

6. Intangible Assets Subject to Amortization

        Intangible assets subject to amortization consist primarily of customer relationships and changes in the carrying amount during 2013 and 2012 are set forth below:

	January 1, 2013	Acquisitions	Amortization and other activity	December 31, 2013
	(in millions)
Customer relationships	$88.3	$1.7	$(25.1)	$64.9
Other	27.6	3.3	(11.4)	19.5

	$115.9	$5.0	$(36.5)	$84.4

	January 1, 2012	Acquisitions	Amortization and other activity	December 31, 2012
	(in millions)
Customer relationships	$—	$100.0	$(11.7)	$88.3
Other	—	31.7	(4.1)	27.6

	$—	$131.7	$(15.8)	$115.9

        Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2013, 2012 and 2011 were $38.2 million, $19.4 million and nil, respectively.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

6. Intangible Assets Subject to Amortization (Continued)

        Scheduled amortization of the Company's intangible assets as of December 31, 2013 for the next five years is as follows (in millions):

2014	$37.4
2015	28.7
2016	15.3
2017	1.1
2018	1.1
Thereafter	0.8

$84.4

7. Debt Issuance Costs, Net

        Debt issuance costs, net, which relate to the Company's debt and credit facilities in place, consist of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Debt issuance costs	$103.9	$157.5
Less accumulated amortization	(14.8)	(11.8)

	$89.1	$145.7

        As discussed in note 10, during 2013 and 2012, the Company entered into certain debt agreements resulting in the following debt issuance costs being capitalized.

	December 31, 2013	December 31, 2012
	(in millions)
Senior Secured Credit Facility	$21.4	$130.1
Senior Notes	—	19.4
Senior Subordinated Notes	—	7.9
CoBank	—	0.6

	$21.4	$158.0

        In connection with the refinancings the Company recorded $58.1 million and $8.3 million of losses on debt extinguishments for the twelve months ended December 31, 2013 and 2012, respectively. The majority of the losses related to the write-off of prior capitalized debt issue costs related to the extinguished debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Investments

        In conjunction with the acquisition of Knology, the Company acquired investments and equity ownership in its associated companies which consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Rio Holdings, Inc	$0.9	$0.9
Knology Condominium Association	0.1	1.3
Tower Cloud, Inc	15.7	15.7

Total investments	$16.7	$17.9

        Rio Holdings, Inc. ("Rio Holdings") owns 24.7% class A general partnership units in Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. The Company's investment in Rio Holdings is accounted for under the cost method of accounting adjusted for impairment write-downs because the Company owns less than 20% interest in Rio Holdings.

        In 2003, PraireWave Holdings, Inc. (a company subsequently acquired by Knology) formed the Knology Condominium Associated ("KCA"), formerly known as the PraireWave Condo Association, by contributing land and other assets. In June 2003, PraireWave Holdings, Inc. ("PraireWave") and a real estate developer entered into a Condominium Unit Purchase Agreement, whereby the developer committed to construct a building connected to the PraireWave's offices in Sioux Falls, South Dakota. The Company continues to utilize these offices for its Sioux Falls operations. The real estate developer paid PraireWave one dollar and granted it an option to acquire the developer's condominium interest in KCA and the building to be constructed for approximately $5.2 million. The option was exercisable from June 1, 2012 to May 31, 2013. In May 2013, the Company sold the option right to a third party and impaired the investment to its fair value, which was the price paid for the option in the amount of $0.1 million. The Company's investments in KCA is accounted for under the equity method of accounting.

        As of December 31, 2013, the Company, through its wholly owned subsidiaries, owned approximately 33,620,177 shares, or 9.6%, of the series A and B preferred stock of Tower Cloud, Inc. ("Tower Cloud"). The Company's investment in Tower Cloud is accounted for under the cost method of accounting adjusted for impairment write-downs. The Company did not estimate the fair value of the investment in Tower Cloud since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Programming costs	$33.2	$30.2
Franchise, copyright and revenue sharing fees	10.5	11.0
Payroll and employee benefits	10.7	11.8
Property, income, sales and use taxes	8.6	8.6
Utility pole rentals	3.2	3.0
Legal and professional fees	1.3	2.7
Other accrued liabilities	18.1	11.6

	$85.6	$78.9

10. Long-Term Debt and Capital Lease Obligations

        The following table summarizes the Company's debt and capital lease obligations:

	December 31, 2013			December 31, 2012
		Weighted average interest rate(2)
	Available borrowing capacity		Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.82%	$1,548.7	$—
Term B-1 Loans	—	3.80%	423.9	—
Senior Secured Term Loans	—	—	—	1,910.4
Revolving Credit facility(1)	155.3	3.72%	34.0	20.0
Senior Notes	—	10.25%	725.0	725.0
Senior Subordinated Notes, net of discounts(3)	—	13.37%	291.1	290.5

Total long-term debt	$155.3	6.80%	3,022.7	2,945.9

Capital lease obligations			7.5	6.1

Total long-term debt and capital lease obligations			3,030.2	2,952.0
Less current portion			(22.4)	(22.6)

Long-term portion			$3,007.8	$2,929.4

(1)
Available borrowing capacity at December 31, 2013 represents $200.0 million of total availability less outstanding borrowings of $34.0 million and letters of credit of $10.7 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average interest rate in effect at December 31, 2013 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps (note 13).

(3)
At December 31, 2013, the carrying value of the net original issue discount was $3.9 million.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Long-Term Debt and Capital Lease Obligations (Continued)

Refinancing of Term B-1 Loans

        On November 27, 2013, the Company entered into a second amendment (the "Second Amendment") to the Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 (the "Credit Agreement") among the Company, the guarantors thereto, the lenders party thereto, and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bear interest, at the Company's option, at LIBOR plus 3.00% or ABR plus 2.00%. The new Term B-1 Loans includes a 0.75% LIBOR floor. The new Term B-1 Loans replaced $398.0 million in outstanding Term B-1 Loans which were previously priced, at the Company's option, at LIBOR plus 3.25% or adjusted base rate ("ABR") plus 2.25% and which previously included a 1.00% LIBOR floor. The Company utilized the excess proceeds from the new Term B-1 Loans to repay existing, outstanding borrowings on its revolving credit facility and to pay fees and expenses associated with the refinancing. The Company recorded a loss on extinguishment of debt of $0.8 million, primarily representing the expensing of debt issue costs related to the Term B-1 Loans.

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

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% or ABR plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%.
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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Long-Term Debt and Capital Lease Obligations (Continued)

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

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Agreement also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at December 31, 2013.

Senior Notes and Senior Subordinated Notes

        In conjunction with the Knology Merger (note 3), the Company, and its wholly- owned subsidiary, WideOpenWest Capital Corp. as co-issuer, issued $725.0 million Senior Notes ("Senior Notes") and the $295.0 million Senior Subordinated Notes, including original issuance discount of $4.9 million ("Senior Subordinated Notes") (together, the "Notes") and paid fees and expenses totaling approximately $30.0 million, a majority of which were capitalized as debt issue costs. The Senior Notes and the Senior Subordinated Notes were issued at par and 98.337%, respectively. The Notes represent general unsecured obligations of the Company and WideOpenWest Capital Corp. and bear interest at 10.25% and 13.375%, respectively. The Senior Notes will mature on July 15, 2019 and the Senior Subordinated Notes will mature on October 15, 2019. Interest on the Notes will be due semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2013. On or after July 15, 2015, the Company may redeem some or all of either series of Notes at reducing redemption prices gradually reducing to par value in 2018. Prior to such date, the Company also may redeem some or all of either series of Notes at a redemption price of 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. In addition, the Company may redeem up to 40% of the aggregate principal amount of either series of Notes before July 15, 2015 with the proceeds of certain equity offerings at a redemption price of 110.250% of the principal amount of the Senior Notes and 113.375% of the principal amount of the Senior Subordinated Notes, in each case plus accrued and unpaid interest to the redemption date.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Long-Term Debt and Capital Lease Obligations (Continued)

        The Company's and WideOpenWest Capital Corp.'s obligations under the Notes are guaranteed by substantially all of its existing and recently acquired subsidiaries. The Notes represent unsecured obligations of the Company and WideOpenWest Capital Corp. and are effectively subordinated to all secured lenders of the Company. The Notes contain a number of customary covenants.

        In connection with the issuance of the Notes, the Company entered into a registration rights agreement to file an exchange offer for the Notes in a registration statement (the "Exchange Offer") with the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933. The Company filed the registration statement with the SEC on April 10, 2013 and the registration statement became effective on April 22, 2013. The Company closed the Exchange Offer on May 23, 2013.

Senior Secured Credit Facilities

        On July 17, 2012, the Company entered into a $1,920.0 million Prior Senior Secured Term Loan and a $200.0 million Prior Revolving Credit Facility and together referred to as the "Prior Senior Secured Credit Facilities", the terms of which are set forth in a credit agreement dated as of July 17, 2012 among the Company, the guarantors party thereto, the lenders named therein and Credit Suisse AG, as administrative agent and as collateral agent (the "Prior Credit Agreement"). The Company borrowed the full amount of the Prior Senior Secured Term Loan and $48.0 million of its Prior Revolving Credit Facility to fund its cash tender offer to purchase all of its $975.0 million term loan ("First Term loan"), $250.0 million Incremental Senior Secured First Lien Term Loan ("Incremental First Term Loan"), $235.0 million term loan ("Second Term Loan"), first lien $100.0 million revolving facility ("Revolver"), CoBank Term Loan and CoBank revolver. All of which were refinanced as discussed above under "Refinancing of July 17, 2012 Senior Secured Credit Facilities."

        The Company used net cash proceeds from the Prior Senior Secured Credit Facilities for the repayment of outstanding principal of $943.3 million on the First Term Loan, $244.4 million on the Incremental First Term Loan, $234.0 million on the Second Term Loan, $35.0 million for the Revolver and $40.0 million for the CoBank Term Loan. In addition, the Company paid approximately $135.4 million for underwriting and other fees and expenses incurred in connection with the Credit Agreement, a majority of which were capitalized as debt issue costs. The Company also paid $15.3 million in fees related to a bridge loan commitment fee, which was fully amortized in interest expense in the accompanying statements of operations. The Company used the remaining cash proceeds in conjunction with the Knology Merger (note 3).

        Borrowings under the Prior Senior Secured Term Loan bear interest, at the Company's option, at a rate equal to either an adjusted LIBOR rate (which will be subject to a minimum rate of 1.25%) or an alternative base rate (which will be subject to a minimum rate of 2.25%), and in each case plus the applicable margin. The applicable margin for borrowings under the Prior Credit Agreement is 5.00% for adjusted LIBOR loans or 4.00% for alternative base rate loans. The applicable margin for borrowings under the Prior Revolving Credit Facility may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 5.00%. The Prior Senior Secured Term Loan bears interest based upon the LIBOR-based rate. The Company also paid a commitment fee of between 37.5 to 50.0 basis points, payable quarterly, on the average daily unused amount of the Prior Revolving Credit Facility based on the Company's leverage ratio.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Long-Term Debt and Capital Lease Obligations (Continued)

CoBank Credit Agreement

        On January 13, 2012, in connection with the Mid-Michigan Assets acquisition, our newly created wholly owned subsidiary, WideOpenWest Mid-Michigan, LLC, entered into a new credit agreement with CoBank (the "CoBank Credit Agreement") which included a nine-year, amortizing first lien $40.0 million term loan (the "CoBank Term Loan") and a nine-year, bullet-payment first lien $8.5 million revolving facility (the "CoBank Revolver"). WOW paid $0.6 million to the lenders and other third parties to secure the CoBank Credit Agreement. These costs were capitalized and amortized over the life of the CoBank Credit Agreement, which is nine years. The CoBank Credit Agreement was cancelled in connection with our debt restructure on July 17, 2012. Principal payments would have commenced on March 31, 2014.

Long-Term Debt Extinguishment

        As noted above, on November 27, 2013, the Company paid the full obligation of its Term B-1 loans and recorded a loss on extinguishment of debt of $0.8 million representing the expense of the related deferred financing cost of the debt.

        Again as noted above, on April 1, 2013, the Company paid the full obligations under the Prior Senior Secured Credit Facility and recorded a loss on extinguishment of debt of $57.3 million representing the expensing of the related deferred financing costs of the debt.

        Furthermore, on July 17, 2012, the Company paid the full obligations under the First Term Loan, Incremental First Term Loan, Second Term Loan, Revolver, CoBank Term Loan and the CoBank Revolver and recorded a loss on extinguishment of debt of approximately $8.3 million representing the expensing of the related deferred financing costs of the debt.

        Amortization of debt issue costs and accretion of debt discount, which are both included in interest expense in the accompanying statements of operations, for the three years ended December 31, 2013, 2012 and 2011 are as follows (in millions):

	Three years ended December 31,
	2013	2012	2011
Amortization of deferred financing fees	$19.9	$14.0	$3.5
Accretion of debt discount	$0.7	$0.3	$—

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Long-Term Debt and Capital Lease Obligations (Continued)

        Maturities of long-term debt, excluding capital lease obligations, as of December 31, 2013 are as follows (in millions):

Long-term Debt
Year ended December 31, 2014	$19.9
Year ended December 31, 2015	19.9
Year ended December 31, 2016	19.9
Year ended December 31, 2017	460.7
Year ended December 31, 2018	15.6
Thereafter	2,490.6
Unamortized discount	(3.9)

$3,022.7

11. Operating and Capital Leases

        The Company leases office and warehouse space under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements during the years ended December 31, 2013, 2012 and 2011 was $7.2 million, $5.1 million and $3.2 million, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

        At December 31, 2013 and 2012, the amount of property and equipment, net, recorded under capital leases was $7.4 million and $8.7 million, respectively (note 4). This amount primarily relates to certain video equipment and vehicles. Depreciation of assets under capital lease is included in depreciation and amortization in our consolidated statements of operations.

        As of December 31, 2013, future capital and operating lease commitments are as follows (in millions):

	Capital Leases	Operating Leases
Year ended December 31, 2014	$2.8	$7.5
Year ended December 31, 2015	2.4	6.9
Year ended December 31, 2016	1.6	6.2
Year ended December 31, 2017	1.0	5.3
Year ended December 31, 2018	0.1	4.4
Thereafter	—	5.0

Total minimum lease payments	$7.9	$35.3

Less imputed interest	(0.4)

Present value of minimum capital lease payments	7.5
Less current portion	2.6

Long-term capital lease obligations	$4.9

        The Company also rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $7.6 million, $4.6 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Financial Information for Subsidiary Guarantors

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

13. Derivative Instruments

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of December 31, 2013, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

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

14. Fair Value Measurements

        As of December 31, 2013 and 2012, the fair values of cash and cash equivalents, receivables, trade payable, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, we determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14. Fair Value Measurements (Continued)

transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

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

        A summary of our liabilities measured at fair value that are included in our consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Derivatives instruments(1)(2)	$12.0	—	12.0	—

	$12.0	$—	$12.0	$—

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Derivatives instruments(1)	$15.6	—	15.6	—

	$15.6	$—	$15.6	$—

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14. Fair Value Measurements (Continued)

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2013 and 2012.

        The estimated fair value of the Company's long-term debt (note 10), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,155.3 million compared to carrying value of $3,022.7 million for the year ended December 31, 2013 and approximately $3,025.6 million, compared to a carrying value of $2,945.9 million for the year ended December 31, 2012, and therefore, is categorized as a Level 1 within the fair value hierarchy.

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

15. Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The components of our deferred tax assets and deferred tax liabilities as of December 31, 2013 and December 31, 2012 are presented in the table below. Total current deferred income taxes are included in prepaid expense and other in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2013	2012
	(in millions)
Current deferred income tax assets (liabilities):
Allowance for doubtful accounts	$2.0	$0.9
Other	0.7	0.7
Valuation allowance	(0.8)	(1.6)

Total current deferred income tax assets	$1.9	$—

Non-current deferred income tax assets (liabilities):
Net operating loss carryforwards	$147.4	$137.5
Deferred revenue	(0.5)	0.3
Depreciation and amortization	(117.7)	(131.7)
Franchise operating rights	(298.7)	(298.7)
Investment marked to market	5.4	5.3
Other	—	0.3
Valuation allowance	(42.5)	(11.7)

Total noncurrent deferred income tax liabilities	$(306.6)	$(298.7)
Total net deferred tax liabilities	(304.7)	(298.7)

        The income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Current tax expense
Federal	$—	$—	$—
State	0.1	—	0.1

Total Current	0.1	—	0.1

Deferred tax provision (benefit)
Federal	5.8	(0.6)	—
State	0.3	(0.1)	(3.3)

Total Deferred	6.1	(0.7)	(3.3)

Income tax expense (benefit), net	$6.2	$(0.7)	$(3.2)

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Statutory Federal income taxes	$(54.3)	$(39.3)	$6.8
State income taxes	4.5	(1.9)	(3.1)
Loss generated by partnership not subject to federal income tax	27.5	26.9	(6.9)
Other	(1.4)	0.2	—
Change in valuation allowance	29.9	13.4	—

Income tax expense (benefit), net	$6.2	$(0.7)	$(3.2)

        The Company's C corporation subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company's C corporation subsidiaries' 2010 through 2013 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company's C corporation subsidiaries' 2010 through 2013 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company's C corporation subsidiaries utilize any of their U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

        At December 31, 2013, the Company had available federal net operating loss carryforwards related to its C corporation subsidiaries of approximately $395.6 million that expire from 2014 to 2033. Approximately $320.9 million, of this carryforward is subject to annual limitations due to a change in ownership of the Company as defined in the Internal Revenue Code. The Company also had various state net operating loss carryforwards related to its C corporation subsidiaries totaling approximately $811.9 million. Of this amount, approximately $724.3 million is subject to an annual limitation due to an ownership change of the Company. Unless utilized, the state carryforwards expire from 2014 to 2033. For 2013, the Company has recorded a total valuation allowance of $43.3 million against its deferred tax assets including the operating loss carryforwards.

        Unrecognized tax benefits of $0.5 million at December 31, 2013, if recognized, would reduce our annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

        Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statement of operations. As of December 31, 2013, 2012 and 2011, we have not recorded any penalties and interest and do not have any accrued balance of penalties and interest.

        Unrecognized tax benefits consist primarily of tax positions related to issues associated with the acquisition of Knology. We do not believe that it is reasonably possible that a significant decrease in unrecognized tax benefits will occur in the next twelve months.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Members' Equity (Deficit)

        As of December 31, 2013, the Parent was authorized to issue common units as follows:

Class A	2,172,212
Class B	676,972
Class C series:	416,052

        Only holders of Class A common units are entitled to vote. Each holder of Class B common units may be entitled to convert their Class B common units into Class A common units under certain conditions described in the Operating Agreement. Class C series common units have no voting rights. All series of Class C units have the same rights, except for Class C units that were issued in 2006 which have no Floor Amount (as defined below), whereas Class C-1 and subsequent units were issued in 2007 or later and have Floor Amounts ranging from $112.19 to $374.68.

        The Parent may issue Class C series common units in the form of Management Incentive Units (the "Management Units") to certain Management Incentive Members (the "Management Members"). The Management Units are subject to Time Vesting (50%) and Performance Vesting (50%), as each term is defined in the Operating Agreement. The Management Units that are subject to Time Vesting vest 20% annually (except for Class C-5 Units), assuming the participants are still employed by the Company at each vesting date. The Management Units that are subject to Performance Vesting vest 20% annually (except for Class C-5 Units), based on the Company's achievement of certain financial performance targets. Most Class C-5 Units that are subject to Time Vesting vest 33.33% annually starting May 1, 2012, assuming the participants are still employed by the Company at each vesting date. Class C-5 Units that are subject to Performance Vesting vest 33.33% annually starting December 31, 2011, based on the Company's achievement of certain financial performance targets. In the event performance goals are not met in any given year vesting can still be achieved if subsequent year performance goals are exceeded. In any event, any remaining unvested units will vest on December 31 of the ninth anniversary year from grant date. The Management Units are subject to acceleration of vesting on change of control of the Company as to (a) 100% of previously unvested time units and (b) certain performance units based on a cash proceeds multiple. The Management Units may be subject to redemption at fair value or cost, depending on the circumstances, (i) at the option of the Parent, if the Member is no longer employed by the Company, or (ii) at the option of the Parent and the Member, if the Member's employment is terminated due to incapacitation of such Member.

        For Class C-1 through Class C-7 grants, no distribution shall be made with respect to a Management Unit until the aggregate amount of distributions to Class A, Class B and Class C Members is equal to the initial capital contributions made by such Members plus the floor amount ("Floor Amount") applicable to such Management Unit. The Floor Amount shall be determined at the time of each Management Unit grant as if the Company were to (a) liquidate the assets of the Company for an amount equal to their fair market value as of such time and (b) distribute the proceeds in liquidation in accordance with the terms described in the Operating Agreement. Amounts distributable to a Management Member in respect of any Management Units that have not yet vested shall be placed into an escrow account and distributed to such Management Member upon vesting.

        The Company distributed $400.0 million in June 2007 to the Parent and its unit holders in connection with the refinancing of its debt. In May 2010, and November 2010, the Company distributed $72.0 million and $17.3 million, respectively, to the Parent and its unit holders. In July 2011, the Company distributed $52.0 million to the Parent and its unit holders. There were no distributions to

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Members' Equity (Deficit) (Continued)

the Parent or unit holders during 2012 and 2013. In accordance with the Parent's operating agreement, unvested amounts distributable to management members have been placed into an escrow account at the Parent level, and are being distributed to such members as the underlying units vest. At December 31, 2013 and 2012, $0.3 million and $0.4 million, respectively, relating to unvested Management Units was held in the escrow account at the Parent level.

        As of December 31, 2012, Class A, B, C, C-1 and C-2 unit holders had their capital contributions returned in connection with the aforementioned distributions. As of December 31, 2012, Class A, B and C unit holders had also received distributions representing return on capital totaling $178.30 per unit, while Class C-1 and C-2 unit holders had received distributions representing return on capital totaling $74.58 and $73.45 per unit, respectively. As of December 31, 2013, none of the other class unit holders had participated in the aforementioned distributions pursuant to the Floor Amount provisions noted above.

        On July 17, 2012, in conjunction with the acquisition of Knology (note 3), affiliates of Avista Capital Partners (the majority voting unit holder of the Parent) and Company management contributed $200.0 million, net of $6.0 million of commitment fees paid to Avista Capital Partners. Avista Capital Partners and Company management received additional Class A Common Units and Class B Common Units.

        At December 31, 2013, total compensation cost not yet recognized related to unvested Management Units was not material. The following table summarizes the activity in the Management Units during the three years ended December 31, 2013:

	Class C No Floor Amount	Class C-1 $112.19 Floor Amount	Class C-2 $113.32 Floor Amount	Class C-3 $208.88 Floor Amount	Class C-4 $342.00 Floor Amount	Class C-5 $342.00 Floor Amount	Class C-6 $373.41 Floor Amount	Class C-7 $374.68 Floor Amount	Total
	Number of Management Units
Outstanding at January 1, 2011	151,147	37,255	17,815	7,560	29,475	20,600	—	—	263,852
Granted	—	—	—	—	2,950	—	12,725	—	15,675
Forfeited	(70)	—	(200)	—	(450)	—	(100)	—	(820)

Outstanding at December 31, 2011	151,077	37,255	17,615	7,560	31,975	20,600	12,625	—	278,707
Granted	—	—	—	—	—	—	6,900	103,350	110,250
Forfeited	—	—	(395)	(80)	(180)	—	(100)	(12,500)	(13,255)

Outstanding at December 31, 2012	151,077	37,255	17,220	7,480	31,795	20,600	19,425	90,850	375,702
Granted	—	—	—	—	—	—	—	34,970	34,970
Forfeited	—	(20)	(40)	—	—	—	(770)	(6,500)	(7,330)

Outstanding at December 31, 2013	151,077	37,235	17,180	7,480	31,795	20,600	18,655	119,320	403,342

Vested at December 31, 2013	151,077	37,060	16,173	6,695	22,119	12,262	5,789	14,604	265,779
Unvested at December 31, 2013	—	175	1,007	785	9,676	8,338	12,866	104,716	137,563

Total	151,077	37,235	17,180	7,480	31,795	20,600	18,655	119,320	403,342

17. Employee Benefits

401(k) Savings Plan

        The Company has adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. For the years ended December 2011 through 2013, the Company matched 25% of each participant's voluntary contributions subject to a limit of the first 4% of the participant's compensation.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Employee Benefits (Continued)

Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $0.8 million, $1.1 million and $0.2 million, respectively, of expense related to the Company's matching contributions to the 401(k) plan.

Deferred Compensation Plan

        In July 2007, the Company implemented a deferred compensation plan. Under this plan, certain members of management and other highly compensated employees may elect to defer a portion of their annual compensation, subject to certain percentage limitations. The assets and liabilities of the plan are consolidated within the Company's financial statements. The assets of the plan are specifically designated as available to the Company solely for the purpose of paying benefits under the Company's deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors. The deferred compensation liability relates to obligations due to participants under the plan.

        The assets from the participant deferrals are invested by the Company, through a life insurance investment vehicle, in mutual funds and money market funds. The deferred compensation liability represents accumulated net participant deferrals and earnings thereon based on participant investment elections. The assets and liabilities are recorded at fair value, and any adjustments to the fair value are recorded in the consolidated statements of operations. The assets and liabilities of the plan are included in the accompanying consolidated balance sheets as follows:

	December 31,
	2013	2012
	(in millions)
Prepaid expenses and other (current assets)	$3.8	$3.1

Accrued liabilities and other (current liabilities)	$3.8	$3.1

18. Commitments and Contingencies

Programming Contracts

        In the normal course of business, WOW enters into numerous contracts to purchase programming content where the payment obligations are fully contingent on the number of subscribers to whom it provides the content. The terms of our contracts typically have annual rate increases and expire in 2014 through 2016. The Company's programming expenses will continue to increase, more so to the extent we grow our subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

Legal and Other Contingencies

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the consolidated financial position, results of operations, or our cash flows.

19. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any to Avista Capital Partners (the majority unit holder of the Parent). Such management fee was $0.3 million per quarter prior to July 2012, when the management fee increased to $0.4 million per quarter. Such fee paid by the Company for the years ended December 31, 2013, 2012 and 2011 amounted to $1.7 million, $1.4 million and $1.1million, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and Members. As of December 31, 2013 and 2012, the receivable from the Parent and Members amounted to $0.3 million and $0.1 million, respectively.

        In conjunction with the capital contribution on July 17, 2012 (note 16) by affiliates of Avista Capital Partners, the Company paid $6.0 million of commitment fees to Avista Capital Partners.

20. Quarterly Financial Information (Unaudited)

        The following is a summary of the Company's selected quarterly financial information for the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$296.4	$301.4	$297.4	$304.5
Income from operations	$30.7	$35.4	$39.0	$36.8
Net loss	$(35.1)	$(78.9)	$(18.8)	$(28.4)

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$164.8	$169.4	$277.2	$299.0
Income from operations	$19.0	$10.2	$17.3	$39.2
Net income (loss)	$3.6	$(4.9)	$(85.7)	$(24.5)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
March 17, 2014	By:	/s/ COLLEEN ABDOULAH Colleen Abdoulah Chief Executive Officer
March 17, 2014	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 17, 2014, in the capacities indicated below.

Signature	Title

/s/ COLLEEN ABDOULAH Colleen Abdoulah	Chief Executive Officer and Manager
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Chief Financial Officer (principal financial and accounting officer)
/s/ DAVID BURGSTAHLER David Burgstahler	Manager
/s/ PHIL SESKIN Phil Seskin	Manager
/s/ BRENDAN SCOLLANS Brendan Scollans	Manager
/s/ DUDLEY SLATER Dudley Slater	Manager

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among WideOpen West Finance, LLC, Kingston Merger Sub, Inc. and Knology, Inc., dated as of April 18, 2012	S-4	333-187850	2.1	4/10/2013
3.1	Amended and Restated Articles of Organization of WideOpenWest Finance, LLC	S-4	333-187850	3.1	4/10/2013
3.2	Second Amended and Restated Limited Liability Company Agreement of WideOpen West Finance, LLC, dated as of July 17, 2012	S-4	333-187850	3.2	4/10/2013
4.1	Senior Note Indenture, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.1	4/10/2013
4.2	Form of Senior Note (included in Exhibit 4.1)	S-4	333-187850	4.2	4/10/2013
4.3	Senior Subordinated Note Indenture, dated as of July 17, 2011, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.3	4/10/2013
4.4	Form of Senior Subordinated Note (included in Exhibit 4.3)	S-4	333-187850	4.4	4/10/2013
4.5	Registration Rights Agreement, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Mitsubishi UFJ Securities (USA), Inc.	S-4	333-187850	4.5	4/10/2013
10.1	Letter Agreement of Employment, dated as of April 27, 2006, by and between Racecar Holdings, LLC and Cathy Kuo.	S-4	333-187850	10.3	4/10/2013
10.2	Letter Agreement of Employment, dated as of May 1, 2006, by and between Racecar Holdings, LLC and Craig Martin.	S-4	333-187850	10.4	4/10/2013

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Letter Agreement of Employment, dated as of March 14, 2008, by and between WideOpenWest Finance, LLC and Cash Hagen.	S-4	333-187850	10.5	4/10/2013
10.4	First Amendment to Credit Agreement dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-4	333-187850	10.11	4/10/2013
10.5	Letter Agreement of Employment, dated as of January 7, 2013, by and between WideOpenWest Networks, LLC and Richard E. Fish, Jr.	S-4	333-187850	10.6	4/10/2013
10.6	Second Amendment to Credit Agreement, dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.					*
10.7	Chairwoman Agreement, dated as of February 3, 2014, by and among Racecar Holdings, LLC, WideOpenWest Networks, LLC and Colleen Abdoulah.	8-K	333-187850	10.1	2/5/2014
10.8	Employment Agreement, dated as of February 3, 2014, by and among Racecar Holdings, LLC, WideOpenWest Networks, LLC and Steven Cochran	8-K	333-187850	10.2	2/5/2014
21.1	List of Subsidiaries	S-4	333-187850	21.1	4/10/2013
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*
Filed herewith.

**
Furnished herewith.