Form 10-Q
period 2014-03-31
WideOpenWest Finance, LLC
filed 2014-05-09
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

        This Quarterly Report on Form 10-Q is for the three months ended March 31, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2014	December 31, 2013
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$42.1	$16.9
Accounts receivable—trade, net of allowance for doubtful accounts of $13.8 and $12.3, respectively	82.7	81.2
Accounts receivable—other	4.6	4.9
Prepaid expenses and other	15.4	13.3

Total current assets	144.8	116.3
Plant, property and equipment, net (note 4)	884.2	890.9
Franchise operating rights	1,098.4	1,098.4
Goodwill	496.5	496.5
Intangible assets subject to amortization, net	74.9	84.4
Debt issuance costs, net (note 6)	84.6	89.1
Investments	16.7	16.7
Other noncurrent assets	3.6	1.7

Total assets	$2,803.7	$2,794.0

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$29.0	$31.0
Accrued interest	33.4	62.1
Accrued liabilities and other (note 5)	91.8	85.6
Current portion of debt and capital lease obligations (note 6)	22.4	22.4
Unearned service revenue	46.7	44.8

Total current liabilities	223.3	245.9
Long-term debt and capital lease obligations—less current portion (note 6)	3,060.3	3,007.8
Deferred income taxes	307.7	306.6
Fair value of derivative instruments (note 8)	11.0	12.0
Other noncurrent liabilities	1.0	1.0

Total liabilities	3,603.3	3,573.3

Commitments and contingencies (note 9)
Members' deficit	(176.9)	(176.9)
Accumulated deficit	(622.7)	(602.4)

Total members' deficit	(799.6)	(779.3)

Total liabilities and members' deficit	$2,803.7	$2,794.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013
	(in millions)
Revenue	$312.1	$296.4
Costs and expenses:
Operating (excluding depreciation and amortization)	178.0	165.7
Selling, general and administrative	30.0	34.8
Depreciation & amortization	66.0	64.8
Management fee to related party	0.4	0.4

	274.4	265.7

Income from operations	37.7	30.7
Other income (expense):
Interest expense	(57.8)	(66.9)
Realized and unrealized gain on derivative instruments	1.0	1.0
Other (expense) income, net	(0.1)	0.1

Loss before provision for income taxes	(19.2)	(35.1)
Income tax expense	(1.1)	—

Net loss	$(20.3)	$(35.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2014	2,172,212	676,972	403,342	$(176.9)	$(602.4)	$(779.3)
Management Unit grants, net	—	—	(1,275)	—	—	—
Net loss	—	—	—	—	(20.3)	(20.3)

Balances at March 31, 2014	2,172,212	676,972	402,067	$(176.9)	$(622.7)	$(799.6)

(1)
Includes Class C and C-1 through C-7 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net loss	$(20.3)	$(35.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66.0	64.8
Realized and unrealized gain on derivative instruments	(1.0)	(1.0)
Provision for doubtful accounts	4.9	4.4
Deferred income taxes	1.1	—
Amortization of debt issuance costs	4.6	6.7
Other non-cash items	0.1	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(10.0)	(4.5)
Payables and accruals	(19.2)	(19.7)

Net cash flows provided by operating activities	26.2	15.6

Cash flows from investing activities:
Capital expenditures	(52.9)	(30.4)
Other investing activities	—	0.2

Net cash flows used in investing activities	(52.9)	(30.2)

Cash flows from financing activities:
Proceeds from issuance of debt	58.0	31.0
Payments on debt and capital lease obligations	(6.1)	(6.1)

Net cash flows provided by financing activities	51.9	24.9

Increase in cash and cash equivalents	25.2	10.3
Cash and cash equivalents, beginning of period	16.9	15.9

Cash and cash equivalents, end of period	$42.1	$26.2

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$81.9	$87.3

Cash paid during the periods for income taxes	$—	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(3.5)	$8.6

Assets acquired under capital lease obligations	$0.5	$—

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

        The Company is a fully integrated provider of residential and commercial high-speed data, video and telephony services to nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. The year-end condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2013 consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-K filed with the SEC on March 17, 2014.

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

        This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has evaluated the standard and does not anticipate it having any material effect on its financial condition, results of operations or cash flows.

Note 3. Acquisition

Bluemile Assets Acquisition

        On September 27, 2013, the Company entered into and closed an asset purchase agreement to acquire certain assets from Bluemile, Inc. ("Bluemile"), an Ohio Corporation, for initial cash consideration of approximately $15.0 million, subject to closing and post-closing adjustments, plus up to $5.0 million in consideration contingent upon achieving certain financial metrics during the twelve month period ended December 31, 2014 (the "Bluemile Assets" acquisition). Bluemile owned and operated a national optical and IP network, a data center and an enterprise cloud infrastructure. The datacenter, optical and IP network and cloud services will enable the Company to enhance its products and services to existing customers and potential customers in all of its regions. The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in the Company's condensed consolidated financial statements beginning September 27, 2013.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisition (Continued)

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

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Distribution facilities	$1,035.0	$1,005.8
Customer premise equipment	367.4	354.2
Head-end equipment	218.8	211.1
Telephony infrastructure	96.4	91.7
Computer equipment and software	59.8	56.5
Vehicles	25.4	25.2
Buildings and leasehold improvements	54.5	54.2
Office and technical equipment	30.3	29.9
Land	7.7	7.7
Construction in progress (including material inventory and other)	38.4	49.4

Total plant, property and equipment	1,933.7	1,885.7
Less accumulated depreciation	(1,049.5)	(994.8)

	$884.2	$890.9

        Depreciation expense for the three months ended three months ended March 31, 2014 and 2013 was $57.0 million and $54.2 million, respectively. Included in depreciation expense were (gains) losses on write-offs or sales of customer premises equipment of $(0.4) million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Programming costs	$36.2	$33.2
Franchise, copyright and revenue sharing fees	9.7	10.5
Payroll and employee benefits	15.6	10.7
Property, income, sales and use taxes	8.2	8.6
Utility pole rentals	3.1	3.2
Legal and professional fees	0.6	1.3
Other accrued liabilities	18.4	18.1

	$91.8	$85.6

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	March 31, 2014			December 31, 2013
		Weighted average interest rate(2)
	Available borrowing capacity		Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.82%	$1,544.8	$1,548.7
Term B-1 Loans	—	3.80%	422.9	423.9
Revolving Credit Facility(1)	95.7	3.71%	92.0	34.0
Senior Notes	—	10.25%	725.0	725.0
Senior Subordinated Notes, net of discount(3)	—	13.38%	291.3	291.1

Total long-term debt	$95.7	6.74%	3,076.0	3,022.7

Capital lease obligations			6.7	7.5

Total long-term debt and capital lease obligations			3,082.7	3,030.2
Less current portion			(22.4)	(22.4)

Long-term portion			$3,060.3	$3,007.8

(1)
Available borrowing capacity at March 31, 2014 represents $200.0 million of total availability less outstanding borrowings of $92.0 million and letters of credit of $12.3 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average effective interest rate in effect at March 31, 2014 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At March 31, 2014, the carrying value of the net original issue discount was $3.7 million.

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

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bear interest, at the Company's option, at LIBOR plus 3.00% or adjusted base rate ("ABR") plus 2.00%. The new Term B-1 Loans includes a 0.75% LIBOR floor. The new Term B-1 Loans replaced $398.0 million in outstanding Term B-1 Loans which were previously priced, at the Company's option, at LIBOR plus 3.25% or ABR plus 2.25% and which previously included a 1.00% LIBOR floor. The Company utilized the excess proceeds from the new Term B-1 Loans to repay existing, outstanding borrowings on its revolving credit facility and to pay fees and expenses associated with the refinancing. The Company recorded a loss on extinguishment of debt of $0.8 million, primarily representing the expensing of debt issue costs related to the former Term B-1 Loans.

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

        The First Amendment provided for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, (ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments totaling $4.9 million which commenced June 30, 2013. The Revolving Credit Facility, Term B-1 Loans and Term B Loans bore interest (prior to the Second Amendment discussed above), at our option, as follows:

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

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at March 31, 2014.

Senior Notes and Senior Subordinated Notes

        On July 17, 2012, the Company, and its wholly- owned subsidiary, WideOpenWest Capital Corp. as co-issuer, issued $725.0 million Senior Notes ("Senior Notes") and the $295.0 million Senior Subordinated Notes, including original issuance discount of $4.9 million ("Senior Subordinated Notes") (together, the "Notes"). The Senior Notes and the Senior Subordinated Notes were issued at par and 98.337%, respectively. The Notes represent general unsecured obligations of the Company and WideOpenWest Capital Corp. and bear interest at 10.25% and 13.375%, respectively. The Senior Notes will mature on July 15, 2019 and the Senior Subordinated Notes will mature on October 15, 2019. Interest on the Notes are due semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2013. On or after July 15, 2015, the Company may redeem some or all of either series of Notes at reducing redemption prices gradually reducing to par value in 2018. Prior to such date, the Company also may redeem some or all of either series of Notes at a redemption price of 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. In addition, the Company may redeem up to 40% of the aggregate principal amount of either series of Notes before July 15, 2015 with the proceeds of certain equity offerings at a redemption price of 110.250% of the principal amount of the Senior Notes and 113.375% of the principal amount of the Senior Subordinated Notes, in each case plus accrued and unpaid interest to the redemption date. See Note 11.

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

Note 7. Financial Information for Subsidiary Guarantors

        The subsidiary guarantors of the Notes are wholly owned, directly or indirectly, by WOW and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of WOW's and the co-issuer's obligations under the Notes and the indenture governing the Notes, including the payment of principal and interest on the Notes. WOW has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to WOW in the form of cash dividends, loans or advances. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, "Financial statements of

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7. Financial Information for Subsidiary Guarantors (Continued)

guarantors and issuers of guaranteed securities registered or being registered," WOW is not required to provide condensed consolidating financial information for the subsidiary guarantors.

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at March 31, 2014 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$11.0	$—	$11.0	$—

	$11.0	$—	$11.0	$—

	Fair Value at December 31, 2013 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$12.0	$—	$12.0	$—

	$12.0	$—	$12.0	$—

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2014.

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of March 31, 2014, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

        The Company has entered into four interest rate cap transactions with three financial institutions. The aggregate notional amount of debt covered by the caps is $289.0 million. Two of the caps have a strike price rate of 1.25% based on LIBOR and expire in January of 2015. The other two caps have a strike price rate of 1.0% based on LIBOR and expire in January 2015 and 2019, respectively. The Company paid an aggregate of $0.2 million for these interest rate caps. The Company adjusts its interest rate swaps and caps to estimated fair value at the end of each reporting period with the related change in fair value recorded in realized and unrealized gain (loss) on derivative instruments.

        The estimated fair value at March 31, 2014 of the Company's long- term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,245.7 million, compared to a gross carrying value of $3,076.0 million and therefore, is categorized as a Level 1 within the fair value hierarchy.

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Commitments and Contingencies (Continued)

defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or its cash flows.

Note 10. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee is $0.4 million per quarter. The Company paid $0.4 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and its Subsidiaries. As of March 31, 2014 and December 31, 2013, the receivable from the Parent and its Subsidiaries amounted to $0.3 million and $0.3 million, respectively.

Note 11. Subsequent Events

        On April 1, 2014, the Company issued $100.0 million aggregate principal amount of additional 10.250% Senior Notes, due 2019, (the "Additional Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Additional Notes were issued at 113.000% plus interest deemed to have accrued from January 15, 2014. The majority of the costs associated with the offering will be capitalized as debt issue costs and will be amortized using the effective interest rate over the term of the Additional Notes. The Company expects to use the net proceeds of the offering to repay a portion of the borrowings outstanding under its Revolving Credit Facility, for general corporate purposes, and to pay certain fees and expenses relating to the offering.

        The Additional Notes have been issued under the indenture governing the Company's existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012. The Additional Notes will be treated as a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes, except that the Additional Notes will be subject to a registration rights agreement and until such time as they are registered and exchanged, the Additional Notes will be subject to transfer on restrictions and will not be fungible with the Senior Notes.

        In connection with the issuance of the Additional Notes, the Company entered into a registration rights agreement, pursuant to which it will use its commercially reasonable efforts to file an exchange offer for the Additional Notes in a registration statement ("Exchange Offer") with the SEC. No later than 270 days from April 11, 2014, the Exchange Offer for the Additional Notes must be declared effective by the SEC and such exchange be consummated or the Company will incur additional interest expense on the Additional Notes up to a maximum 0.5% per annum.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements contained in this Quarterly Report that are not historical facts contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "anticipate," "expect," "believe," "estimate," "plan," "project," "predict," "potential," or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, which could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

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

  •
  our expectations with respect to the continuing integration of Knology, Inc. ("Knology") and the ability to realize expected cost savings related thereto;

  •
  our ability to manage the risks involved in the foregoing;

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in the section entitled "Risk Factors" on our Form 10-K filed with the SEC on March 17, 2014 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

        We are a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At March 31, 2014, our networks passed 2,997 thousand homes and served 853 thousand total customers, reflecting a total customer penetration rate of approximately 28%.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services which provide features and functions similar to our HSD Video, and Telephony services. We believe our strategy of operating primarily in secondary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value bundling of our services and investments in new service offerings.

        We believe the current economic conditions in the U. S., including the housing market and the relatively high unemployment levels, may adversely affect consumer demand for our services. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market can severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

        In addition, we are susceptible to risks associated with the potential financial instability of our vendors and third parties on which we rely to provide products and services or to which we delegate certain functions. The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Furthermore, programming costs are a significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

Additional Notes Issuance

        April 1, 2014, we issued $100.0 million aggregate principal amount of additional 10.250% Senior Notes, due 2019, (the "Additional Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Additional Notes were issued at 113.000% plus interest deemed to have accrued from January 15, 2014. The majority of the costs associated with the offering will be capitalized as debt issue costs and will be amortized using the effective interest rate over the term of the Additional Notes. We expect to use the net proceeds of the offering to repay a portion of the borrowings outstanding under our revolving credit facility, for general corporate purposes, and to pay certain fees and expenses relating to the offering.

        The Additional Notes have been issued under the indenture governing our existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012 (the "Senior Notes"). The Additional Notes will be treated as a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes, except that the Additional Notes will be subject to a registration rights agreement and until such time as they are registered and exchanged, the Additional Notes will be subject to transfer on restrictions and will not be fungible with the Senior Notes.

        In connection with the issuance of the Additional Notes, we entered into a registration rights agreement, pursuant to which we will use our commercially reasonable efforts to file an exchange offer for the Additional Notes in a registration statement (the "Exchange Offer") under the Securities Act. No later than 270 days from April 1, 2014, the Exchange Offer for the Additional Notes must be declared effective by the SEC and such exchange be consummated or we will incur additional interest expense on the Additional Notes up to a maximum 0.5% per annum.

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

        The First Amendment provides for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, (ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments totaling $4.9 million which commenced June 30, 2013. The Revolving Credit Facility, Term B-1 Loans

and Term B Loans bore interest (prior to the Second Amendment discussed above), at our option, as follows:

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

        The obligations under the Credit Amendment are guaranteed by our Members and our subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of us and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with us and our affiliates. The Credit Amendment also requires us to comply with a maximum senior secured leverage ratio.

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

Critical Accounting Policies and Estimates

        In the preparation of our condensed consolidated financial statements, we are required to make estimates, judgments and assumptions we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 91% and 92% of our total assets at March 31, 2014 and December 31, 2013, respectively.

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

        Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way. Our franchise operating rights were acquired through business combinations. We do not amortize cable franchise operating rights as we have determined they have an indefinite life. Costs incurred in negotiating and renewing cable franchise agreements are expensed as incurred. Franchise related customer relationships represent the value of the benefit to us of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base, generally four years, on a straight-line basis. Goodwill represents the excess purchase price over the fair value of the identifiable net assets we acquired in business combinations.

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

        We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value. We calculate the fair value of franchise operating rights using the multi-period excess earnings method an income approach which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Key assumptions in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation which would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

        We also at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems managed by us). For evaluation of our goodwill, we utilize discounted cash flow analysis to estimate the fair value of each reporting unit and compare such value to the carrying amount of the reporting unit. In the event the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

Fair Value Measurements

        GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps and interest rate caps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique which accounts for the duration of the interest rate swaps and our and the counterparty's risk profile. The fair value of the interest rate caps are calculated using a cash flow valuation model. The main inputs are obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes are then input into the valuation and discounted to reflect the time value of cash.

        We also have non-recurring valuations primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions which affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third- party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, and any impairment charges we may report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to periodic or event-driven impairment assessments.

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

        Significant judgment is also involved when we enter into agreements which result in us receiving cash consideration from the programming vendor, usually in the form of advertising sales, channel positioning fees, launch support or marketing support. In these situations, we must determine based upon facts and circumstances if such cash consideration should be recorded as revenue, a reduction in programming expense or a reduction in another expense category (e.g., marketing).

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

	June 30 2012	Sep. 30 2012	Dec. 31 2012	Mar. 31 2013	June 30 2013	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014
Homes passed	1,794	2,914	2,962	2,968	2,981	2,987	2,995	2,997
Total customers(1)	509	821	826	817	815	831	841	853
Video subscribers	463	710	705	691	682	691	694	694
HSD subscribers	441	707	709	707	709	725	740	757
Telephony subscribers	258	450	443	433	430	427	424	419

(1)
Defined as number of customers who receive at least one of our Video, HSD or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

        Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined it is presented in accordance with our policies. While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounter across our different markets due to the nature and pricing of products and services and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews. We made adjustments resulting in an increase of approximately 5 thousand and 1 thousand total customers and video subscribers during the quarters ended September 30, 2013 and December 31, 2013, respectively, in certain former Knology markets. The adjustment was made to conform to our reporting methodology related to bulk video customers in multi-dwelling units.

Financial Statement Presentation

Revenue

        Our operating revenue is primarily derived from monthly charges for Video, HSD, and Telephony to residential and commercial customers, other commercial services, advertising and other revenues.

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

  •
  Other commercial service revenue consists of session initiated protocol, web hosting, metro Ethernet, wireless backhaul, advanced collocation and cloud infrastructure services.

  •
  Other revenue consists primarily of franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising, commissions related to the sale of merchandise by home shopping services, fees from other services and installation services.

        Over 90% of our revenues for the three months ended March 31, 2014 and 2013 are attributable to monthly subscription fees charged to our residential and commercial customers for our Video, HSD and Telephony services provided by our systems, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty.

Cost and Expenses

        Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense and interest expense.

        Operating expenses primarily include programming costs, data costs and transport costs and network access fees related to our HSD and Telephony services, cable service related expenses, costs of dark fiber sales, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses, franchise fees and other regulatory fees.

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

        Realized and unrealized gain (loss) on derivative instruments, net includes adjustments to fair value for the various interest rate swaps and caps we enter into on the required portions of our outstanding variable debt. As we do not use hedge accounting for financial reporting purposes, at the end of each reporting period, the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

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

  Results of operations

        The following table summarizes our results of operation for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,		Change
	2014	2013	$	%
Revenue	$312.1	$296.4	$15.7	5%
Costs and expenses:
Operating (excluding depreciation and amortization)	178.0	165.7	12.3	7%
Selling, general and administrative	30.0	34.8	(4.8)	14%
Depreciation & amortization	66.0	64.8	1.2	2%
Management fee to related party	0.4	0.4	—	*

	274.4	265.7	8.7	3%

Income from operations	37.7	30.7	7.0	23%
Other income (expense):
Interest expense	(57.8)	(66.9)	9.1	14%
Realized and unrealized gain on derivative instruments, net	1.0	1.0	—	*
Other (expense) income, net	(0.1)	0.1	(0.2)	*

Loss before provision of income taxes	(19.2)	(35.1)	15.9	45%
Income tax expense	(1.1)	—	(1.1)	*

Net loss	$(20.3)	$(35.1)	14.8	42%

*—Not meaningful

  Revenue

        Revenue for the three months ended March 31, 2014 increased $15.7 million or 5% as compared to revenue for the three months ended March 31, 2013 as follows:

			Change
	2014	2013	$	%
		(in millions)
Residential subscription	$258.2	$251.5	$6.7	3%
Commercial subscription	23.5	22.6	0.9	4%

Total subscription	281.7	274.1	7.6	3%
Other commercial services	6.5	4.6	1.9	41%
Other	23.9	17.7	6.2	35%

	$312.1	$296.4	$15.7	5%

        The increase in subscription revenue of $7.6 million or 3% is due to the net effect of $8.5 million increase in customers and $0.9 million decrease in ARPU (which is calculated as the total subscription revenue divided by average monthly customers during the period). The increase in Other commercial services of $1.9 million is primarily due to the inclusion of the results related to our Bluemile Assets acquisition. The increase in Other revenue is primarily due to (i) $3.6 million increase in customer related activity (installation, reactivation, service calls) due to increased customers in the period and (ii) increased franchise fee and other regulatory fees of $2.0 million as a result of increased video and telephony revenue.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $12.3 million or 7% in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase primarily relates to increases of $7.0 million for programming costs for the three months ended March 31, 2014. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming. Additionally, we have an increase in franchise and other regulatory fees of $4.8 million mainly due to our increase in video and telephony revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $4.8 million or 14% in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease is primarily due to the impact of the synergies and efficiencies realized as a result of the acquisition of Knology in 2012.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $1.2 million or 2% in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to more capitalized projects and the associated depreciation during the three months ended March 31, 2014 compared to the same period in 2013.

  Management fee to related party expenses

        We pay a quarterly management fee of $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense decreased $9.1 million or 14% in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease is due to lower overall effective interest rates on our Senior Secured Credit Facilities, which have an overall effective interest rate of approximately 6.7% at March 31, 2014 versus an overall effective interest rate of 7.9% of our then existing debt at March 31, 2013. The above decreases are offset by the increased debt outstanding for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $1.0 million for both periods ended March 31, 2014 and 2013. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At March 31, 2014, we had $144.8 million in current assets, including $42.1 million in cash and cash equivalents, and $223.3 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $3,082.7 million, of which $22.4 million is classified as current in our condensed consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of March 31, 2014 we had borrowing capacity of $95.7 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $10.6 million from $15.6 million for the three months ended March 31, 2013 to $26.2 million for the three months ended March 31, 2014. The increase in net cash provided by operating activities was primarily due to a net loss decrease of $14.8 million for the three months ended March 31, 2014. Offsetting this decrease in net loss was a decrease of $5.0 million in changes in operating assets and liabilities for the three months ended March 31, 2014.

Investing Activities

        Net cash used in investing activities increased $22.7 million from $30.2 million for the three months ended March 31, 2013 to $52.9 million for the three months ended March 31, 2014, primarily due to a $22.5 million net increase in capital expenditures for the three months ended March 31, 2014.

Financing Activities

        Net cash provided by financing activities increased $27.0 million from $24.9 million for the three months ended March 31, 2013 to $51.9 million for the three months ended March 31, 2014. The increase is attributable to an increase in funds received from draws on our revolving credit facility of $27.0 million during the three months ended March 31, 2014.

Capital Expenditures

        Capital expenditures were $52.9 million and $30.4 million for the three months ended March 31, 2014 and 2013, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2014, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an alternative base rate ("ABR") (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility are 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of March 31, 2014, after considering our interest rate swaps and caps, approximately 77% of our Senior Secured Credit Facility is still variable rate debt. Assuming a hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2014) would result in an annual interest expense change of up to approximately $15.8 million on our Senior Secured Credit Facility.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and certifications provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, WOW believes the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or our cash flows.

Item 1A.    Risk Factors

        There has been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on March 17, 2014.

Item 2.    Unregistered Sales of Equity Proceeds and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine and Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*
101.INS	XBRL Instance Document		**
101.SCH	XBRL Taxonomy Extension Schema Document		**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		**

*
Filed herewith.

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
May 9, 2014	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
May 9, 2014	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer