Form 10-Q
period 2014-06-30
WideOpenWest Finance, LLC
filed 2014-08-08
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

        This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2014	December 31, 2013
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$59.1	$16.9
Accounts receivable—trade, net of allowance for doubtful accounts of $13.3 and $12.3, respectively	92.9	81.2
Accounts receivable—other	7.2	4.9
Prepaid expenses and other	15.3	13.3

Total current assets	174.5	116.3
Plant, property and equipment, net (note 5)	916.2	890.9
Franchise operating rights	1,098.4	1,098.4
Goodwill	496.5	496.5
Intangible assets subject to amortization, net	65.7	84.4
Debt issuance costs, net (note 7)	80.8	89.1
Investments	16.7	16.7
Other noncurrent assets	3.9	1.7

Total assets	$2,852.7	$2,794.0

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$33.7	$31.0
Accrued interest	66.4	62.1
Accrued liabilities and other (note 6)	103.5	85.6
Current portion of debt and capital lease obligations (note 7)	22.4	22.4
Unearned service revenue	50.6	44.8

Total current liabilities	276.6	245.9
Long-term debt and capital lease obligations—less current portion (note 7)	3,078.9	3,007.8
Deferred income taxes (note 4)	291.3	306.6
Fair value of derivative instruments (note 9)	10.2	12.0
Other noncurrent liabilities	3.1	1.0

Total liabilities	3,660.1	3,573.3

Commitments and contingencies (note 10)
Members' deficit	(176.9)	(176.9)
Accumulated deficit	(630.5)	(602.4)

Total members' deficit	(807.4)	(779.3)

Total liabilities and members' deficit	$2,852.7	$2,794.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenue	$319.8	$301.4	$631.9	$597.8

Costs and expenses:
Operating (excluding depreciation and amortization)	182.4	165.5	360.5	331.2
Selling, general and administrative	38.9	36.9	69.0	71.7
Depreciation & amortization	64.1	63.2	130.3	128.0
Management fee to related party	0.5	0.4	0.9	0.8

	285.9	266.0	560.7	531.7

Income from operations	33.9	35.4	71.2	66.1
Other income (expense):
Interest expense	(59.4)	(57.9)	(117.2)	(124.8)
Loss on extinguishment of debt	—	(57.3)	—	(57.3)
Realized and unrealized gain on derivative instruments, net	0.8	1.2	1.8	2.2
Other income (expense), net	0.2	(0.3)	0.5	(0.2)

Loss before provision for income taxes	(24.5)	(78.9)	(43.7)	(114.0)
Income tax benefit	16.7	—	15.6	—

Net loss	$(7.8)	$(78.9)	$(28.1)	$(114.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2014	2,172,212	676,972	403,342	$(176.9)	$(602.4)	$(779.3)
Management Unit grants, net	—	—	(4,126)	—	—	—
Net loss	—	—	—	—	(28.1)	(28.1)

Balances at June 30, 2014	2,172,212	676,972	399,216	$(176.9)	$(630.5)	$(807.4)

(1)
Includes Class C and C-1 through C-7 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net loss	$(28.1)	$(114.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	130.3	128.0
Loss on extinguishment of debt	—	57.3
Realized and unrealized gain on derivative instruments	(1.8)	(2.2)
Provision for doubtful accounts	9.3	9.6
Deferred income taxes	(15.3)	—
Amortization of debt issuance costs	8.7	11.1
Other non-cash items	0.1	1.1
Premium from debt issuance	13.0	—
Soft call premium payment	—	(19.1)
Changes in operating assets and liabilities:
Receivables and other operating assets	(26.2)	(9.5)
Payables and accruals	22.8	11.9

Net cash flows provided by operating activities	112.8	74.2

Cash flows from investing activities:
Capital expenditures	(118.9)	(90.1)
Other investing activities	(4.5)	0.6

Net cash flows used in investing activities	(123.4)	(89.5)

Cash flows from financing activities:
Proceeds from issuance of debt	158.0	1,991.4
Payments on debt and capital lease obligations	(104.5)	(1,970.9)
Payment of debt issuance cost	(0.7)	—

Net cash flows provided by financing activities	52.8	20.5

Increase in cash and cash equivalents	42.2	5.2
Cash and cash equivalents, beginning of period	16.9	15.9

Cash and cash equivalents, end of period	$59.1	$21.1

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$106.3	$105.7

Cash paid during the periods for income taxes	$—	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$3.7	$10.7

Assets acquired under capital lease obligations	$4.5	$1.5

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

        The Company is a fully integrated provider of residential and commercial high-speed data, video and telephony services to twenty Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota (which systems are under a definitive agreement to be divested, see Note 4); Baltimore, Maryland; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2013-11, "Income Taxes (Topic 740); Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or Tax credit Carryforward Exists". This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has evaluated the standard and does not anticipate it having any material effect on its financial condition, results of operations or cash flows.

        In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective as of April 1, 2014, and it does not have a material impact on the consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which comprises of a) identifying the contract(s) with a customer; b) identifying the performance obligations

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

in the contract; c) determining the transaction price; d) allocating the transaction price to the performance obligations in the contract and e) recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either retrospective or retrospective with cumulative effect adoption. Early application is not permitted. The Company is currently assessing the potential effects of these changes to the consolidated financial statements.

Note 3. Acquisitions

        On May 1, 2014, WOW increased its 5% ownership interest in Anne Arundel Broadband, LLC ("AAB") to a 75% ownership interest through a purchase of additional equity in AAB for approximately $5.5 million. The results of AAB have been included in the condensed consolidated financial statements beginning May 1, 2014.

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

Note 4. Sale of South Dakota Systems

        On June 12, 2014, the Company and Clarity Telecom ("Clarity") entered into a definitive agreement under which Clarity will acquire the Company's Rapid City and Sioux Falls, South Dakota systems for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the agreement. The sale is expected to close in the late third or early fourth quarter of 2014, following the satisfaction of regulatory requirements and other customary closing conditions.

        Revenue from the South Dakota systems for the three and six months ended June 30, 2014 was $20.0 million and $41.3 million. Operating expense (including depreciation and amortization) for the three and six months ended June 30, 2014 was $18.5 million and $37.4 million. As of June 30, 2014, the South Dakota systems had $253.4 million of assets and $10.3 million of liabilities, all of which are included in the condensed financial statements contained herein.

        Since the closing date of the sale of the South Dakota Systems is probable within one year, the franchise operating rights intangibles included in the proposed sale transaction are no longer considered to have indefinite lives for purposes of calculating the Company's valuation allowance. The franchise operating rights are a source of future taxable income that will be recognized upon the sale transaction. Due to the pending sale transaction, the Company recorded a reduction in the valuation allowance to reflect the deferred tax assets that are more likely than not to be realized. The consequences of the gain on the sale transaction with not be recognized until the sale transaction is completed.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Distribution facilities	$1,067.0	$1,005.8
Customer premise equipment	375.5	354.2
Head-end equipment	223.0	211.1
Telephony infrastructure	99.6	91.7
Computer equipment and software	64.0	56.5
Vehicles	29.0	25.2
Buildings and leasehold improvements	55.1	54.2
Office and technical equipment	31.7	29.9
Land	8.4	7.7
Construction in progress (including material inventory and other)	63.3	49.4

Total plant, property and equipment	2,016.6	1,885.7
Less accumulated depreciation	(1,100.4)	(994.8)

	$916.2	$890.9

        Depreciation expense for the three months ended June 30, 2014 and 2013 was $54.6 million and $54.0 million, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $111.5 million and $108.3 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of customer premise equipment of $0.2 million and $(0.2) million for the three months ended June 30, 2014 and 2013, respectively; and $0.4 million and $(0.3) million for the six months ended June 30, 2014 and 2013, respectively.

Note 6. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Programming costs	$39.1	$33.2
Franchise, copyright and regulatory fees	15.1	10.7
Payroll and employee benefits	15.2	10.7
Property, income, sales and use taxes	10.9	8.5
Utility pole rentals	3.9	3.2
Legal and professional fees	0.6	1.3
Other accrued liabilities	18.7	18.0

	$103.5	$85.6

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	June 30, 2014			December 31, 2013
	Available borrowing capacity	Weighted average interest rate(2)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.82%	$1,540.9	$1,548.7
Term B-1 Loans	—	3.80%	421.8	423.9
Revolving Credit Facility(1)	187.7	3.72%	—	34.0
Senior Notes, net of premium(3)	—	10.25%	837.3	725.0
Senior Subordinated Notes, net of discount(4)	—	13.37%	291.5	291.1

Total long-term debt	$187.7	6.95%	3,091.5	3,022.7

Capital lease obligations			9.8	7.5

Total long-term debt and capital lease obligations			3,101.3	3,030.2
Less current portion			(22.4)	(22.4)

Long-term portion			$3,078.9	$3,007.8

(1)
Available borrowing capacity at June 30, 2014 represents $200.0 million of total availability less outstanding borrowings of $0 and letters of credit of $12.3 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average effective interest rate in effect at June 30, 2014 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At June 30, 2014, the carrying value of the net premium was $12.3 million.

(4)
At June 30, 2014, the carrying value of the net original issue discount was $3.5 million.

Additional 10.25% Senior Notes

        On April 1, 2014, the Company issued $100.0 million aggregate principal amount of additional 10.250% Senior Notes, due 2019, (the "Additional Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Additional Notes were issued at 113.000% plus interest deemed to have accrued from January 15, 2014. The Company used the net proceeds of the offering to repay the borrowings outstanding under its revolving credit facility, for general corporate purposes, and to pay certain fees and expenses relating to the offering.

        The Additional Notes have been issued under the indenture governing the Company's existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012. The Additional Notes will be treated as

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7. Long-Term Debt and Capital Leases (Continued)

a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes. The Company entered into a registration rights agreement, to file an exchange offer for the Additional Notes in a registration statement ("Exchange Offer") with the SEC no later than 270 days from April 1, 2014. The Company filed the registration statement with the SEC on June 18, 2014 and the registration statement became effective on June 30, 2014. The Company completed the Exchange Offer on July 31, 2014.

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

(unaudited)

Note 7. Long-Term Debt and Capital Leases (Continued)

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

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at June 30, 2014.

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

(unaudited)

Note 7. Long-Term Debt and Capital Leases (Continued)

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

Note 8. Financial Information for Subsidiary Guarantors

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at June 30, 2014 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$10.2	$—	$10.2	$—

	$10.2	$—	$10.2	$—

	Fair Value at December 31, 2013 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$12.0	$—	$12.0	$—

	$12.0	$—	$12.0	$—

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

(unaudited)

Note 9. Fair Value Measurements (Continued)

(2)
The fair value of the interest rate caps were calculated using a cash flow valuation model. The main inputs were obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes were then input into the valuation and discounted to reflect the time value of cash.

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the three and six months ended June 30, 2014.

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of June 30, 2014, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

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

        The estimated fair value at June 30, 2014 of the Company's long- term debt (note 7), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,247.2 million, compared to a gross carrying value of $3,091.5 million and therefore, is categorized as a Level 1 within the fair value hierarchy.

Note 10. Commitments and Contingencies

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10. Commitments and Contingencies (Continued)

entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or its cash flows.

Note 11. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee is $0.4 million per quarter. The Company paid $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively and $0.9 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and its Members. As of June 30, 2014 and December 31, 2013, the receivable from the Parent and its Members amounted to $0.3 million and $0.3 million, respectively.

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

Overview

        We are a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in twenty Midwestern and Southeastern United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota (which systems are under a definitive agreement to be divested, see "Overview—Sale of South Dakota Systems" below); Baltimore, Maryland; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At June 30, 2014, our networks passed 3,114 thousand homes and served 868 thousand total customers, reflecting a total customer penetration rate of approximately 28%.

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

        We believe the current economic conditions in the U. S., including the housing market and unemployment levels, may adversely affect consumer demand for our services. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market or an increase in unemployment levels can severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

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

Sale of South Dakota Systems

        On June 12, 2014, we and Clarity Telecom ("Clarity") entered into a definitive agreement under which Clarity will acquire our Rapid City and Sioux Falls, South Dakota systems for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the agreement. The sale is expected to close in the late third or early fourth quarter of 2014, following the satisfactory of regulatory requirements and other customary closing conditions. We anticipate that the sale of the South Dakota systems will enhance our operating efficiencies and enables us to continue focusing more aggressively on our long-term strategic initiatives. Since the sale is probable of closing within a year, the indefinite-lived intangibles in South Dakota systems are no longer considered to have indefinite lives and are considered to be a source of future taxable income that will be recognized upon the sale transaction. The consequences of the gain on the sale will not be recognized until the sale is complete.

Additional 10.25% Senior Notes

        On April 1, 2014, we issued $100.0 million aggregate principal amount of additional 10.250% Senior Notes, due 2019, (the "Additional Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Additional Notes were issued at 113.000% plus interest deemed to have accrued from January 15, 2014. We used the net proceeds of the offering to repay the borrowings outstanding under our revolving credit facility, for general corporate purposes, and to pay certain fees and expenses relating to the offering.

        The Additional Notes have been issued under the indenture governing our existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012 ("Senior Notes"). The Additional Notes will be treated as a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes. We entered into a registration rights agreement, pursuant to which we file an exchange offer for the Additional Notes in a registration statement ("Exchange Offer") with the SEC no later than 270 days from April 1, 2014. We filed the registration statement with the SEC on June 18, 2014 and the registration statement became effective on June 30, 2014. The Exchange Offer was completed on July 31, 2014.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 90% and 92% of our total assets at June 30, 2014 and December 31, 2013, respectively.

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

        Intangible assets consist primarily of acquired franchise operating rights, customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way. Our franchise operating rights were acquired through business combinations. We do not amortize cable franchise operating rights as we have determined they have an indefinite life. Costs incurred in negotiating and renewing cable franchise agreements are expensed as incurred. Customer relationships represent the value of the benefit to us of acquiring the existing subscriber base and are amortized over the estimated life of the subscriber base, generally four years, on a straight-line basis. Goodwill represents the excess purchase price over the fair value of the identifiable net assets we acquired in business combinations.

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

Income Taxes

        From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

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

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. The following table summarizes homes passed, total customers and subscribers for our services as of each respective date (in thousands):

	Sep. 30 2012	Dec. 31 2012	Mar. 31 2013	June 30 2013	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014
Homes passed	2,914	2,962	2,968	2,981	2,987	2,995	2,997	3,114
Total customers(1)	821	826	817	815	831	841	853	868
HSD subscribers	707	709	707	709	725	740	757	770
Video subscribers	710	705	691	682	691	694	694	699
Telephony subscribers	450	443	433	430	427	424	419	416

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

        Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined it is presented in accordance with our policies. As described in note 3 of our condensed consolidated financial statements, we increased our ownership in Anne Arundel Broadband, LLC to a 75% ownership interest on May 1 and therefore have included their operational and financial results from May 1, 2014. While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounter across our different markets due to the nature and pricing of products and services and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews.

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

        Over 90% of our revenues for the six months ended June 30, 2014 and 2013 are attributable to monthly subscription fees charged to our residential and commercial customers for our Video, HSD and Telephony services provided by our systems, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty.

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

        Realized and unrealized gain on derivative instruments, net includes adjustments to fair value for the various interest rate swaps and caps we enter into on the required portions of our outstanding variable debt. As we do not use hedge accounting for financial reporting purposes, at the end of each reporting period, the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

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

  Results of operations

        The following table summarizes our results of operation for the three months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,		Change
	2014	2013	$	%
Revenue	$319.8	$301.4	$18.4	6%
Costs and expenses:
Operating (excluding depreciation and amortization)	182.4	165.5	16.9	10%
Selling, general and administrative	38.9	36.9	2.0	5%
Depreciation & amortization	64.1	63.2	0.9	1%
Management fee to related party	0.5	0.4	0.1	*

	285.9	266.0	19.9	7%

Income from operations	33.9	35.4	(1.5)	(4)%
Other income (expense):
Interest expense	(59.4)	(57.9)	(1.5)	(3)%
Loss on extinguishment of debt	—	(57.3)	57.3	*
Realized and unrealized gain on derivative instruments, net	0.8	1.2	(0.4)	*
Other (expense) income, net	0.2	(0.3)	0.5	*

Loss before provision of income taxes	(24.5)	(78.9)	54.4	69%
Income tax benefit	16.7	—	16.7	*

Net loss	$(7.8)	$(78.9)	71.1	90%

*—Not meaningful

        The following table summarizes our results of operation for the six months ended June 30, 2014 and 2013 (in millions):

	Six months ended June 30,		Change
	2014	2013	$	%
Revenue	$631.9	$597.8	$34.1	6%
Costs and expenses:
Operating (excluding depreciation and amortization)	360.5	331.2	29.3	9%
Selling, general and administrative	69.0	71.7	(2.7)	(4)%
Depreciation & amortization	130.3	128.0	2.3	2%
Management fee to related party	0.9	0.8	0.1	*

	560.7	531.7	29.0	5%

Income from operations	71.2	66.1	5.1	8%
Other income (expense):
Interest expense	(117.2)	(124.8)	7.6	6%
Loss on extinguishment of debt	—	(57.3)	57.3	*
Realized and unrealized gain on derivative instruments, net	1.8	2.2	(0.4)	*
Other (expense) income, net	0.5	(0.2)	0.7	*

Loss before provision of income taxes	(43.7)	(114.0)	70.3	62%
Income tax benefit	15.6	—	15.6	*

Net loss	$(28.1)	$(114.0)	85.9	75%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

  Revenue

        Revenue for the three months ended June 30, 2014 increased $18.4 million or 6% as compared to revenue for the three months ended June 30, 2013 as follows:

			Change
	2014	2013	$	%
		(in millions)
Residential subscription	$264.1	$256.3	$7.8	3%
Commercial subscription	24.2	22.7	1.5	7%

Total subscription	288.3	279.0	9.3	3%
Other commercial services	6.1	3.8	2.3	61%
Other	25.4	18.6	6.8	37%

	$319.8	$301.4	$18.4	6%

        The increase in subscription revenue of $9.3 million or 3% is due to the net effect of $14.9 million increase attributable to new customers offset by $5.6 million decrease in ARPU (which is calculated as the total subscription revenue divided by average monthly customers during the period). The increase in Other commercial services of $2.3 million is primarily due to the inclusion of the revenue relating to the operations acquired in our Bluemile Assets acquisition. The increase in Other revenue is primarily due to (i) $4.7 million increase in customer related activity (installation, reactivation, service calls) due to increased customers in the period and (ii) increased franchise fee and other regulatory fees of $2.2 million as a result of increased video and telephony revenue.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $16.9 million or 10% in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase primarily relates to increases of $12.7 million for programming costs for the three months ended June 30, 2014. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming. Additionally, we experienced increases in customer service and technical operations expense mainly due to increased call volume and recent acquisitions for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $2.0 million or 5% in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is primarily due to an increase in commercial sales related expense.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $0.9 million or 1% in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in capitalized projects and the associated depreciation during the three months ended June 30, 2014, compared to the same period in 2013.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense increased $1.5 million or 3% in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is due to increased debt outstanding for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, primarily from the incremental issuance on April 1, 2014 of our $100.0 million in principal Senior Notes, due 2019.

  Loss on early extinguishment of debt

        In connection with our April 1, 2013, First Amendment refinancing of our prior Senior Secured Credit Facility we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $57.3 million during the three months ended June 30, 2013.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $0.8 million and $1.2 million, for the three months ended June 30, 2014 and June 30, 2013, respectively. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

  Revenue

        Revenue for the six months ended June 30, 2014 increased $34.1 million or 6% as compared to revenue for the six months ended June 30, 2013 as follows:

			Change
	2014	2013	$	%
		(in millions)
Residential subscription	$522.3	$507.8	$14.5	3%
Commercial subscription	47.7	45.3	2.4	5%

Total subscription	570.0	553.1	16.9	3%
Other commercial services	12.6	8.4	4.2	50%
Other	49.3	36.3	13.0	36%

	$631.9	$597.8	$34.1	6%

        The increase in subscription revenue of $16.9 million or 3% is due to the total effect of $22.9 million increase attributable to new customers offset by $6.0 decrease in ARPU (which is calculated as the total subscription revenue divided by average monthly customers during the period). The increase in Other commercial services of $4.2 million is primarily due to the inclusion of revenue relating to the operations acquired in our Bluemile Assets acquisition. The increase in Other revenue is primarily due to (i) 7.6 million increase in customer related activity (installation, reactivation, service calls) due to increased customers in the period and (ii) increased franchise fee and other regulatory fees of $4.8 million as a result of increased video and telephony revenue.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $29.3 million or 9% in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase primarily relates to increases of $19.7 million for programming costs for the six months ended June 30, 2014. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming. Additionally, we have an increase in franchise and other regulatory fees of $5.3 million mainly due to our increase in video and telephony revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. We also experienced increases in customer service and technical operations expense mainly due to increased call volume and recent acquisitions for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $2.7 million or 4% in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is primarily due to the impact of the synergies and efficiencies realized as a result of the acquisition of Knology in 2012, partially offset by an increase of $1.5 million in commercial sales related expense.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $2.3 million or 2% in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in capitalized projects and the associated depreciation during the six months ended June 30, 2014 compared to the same period in 2013.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners.

  Interest expense

        Interest expense decreased $7.6 million or 6% in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is due to lower overall average effective interest rates on our Senior Secured Credit Facilities during the six months ended June 30, 2014, versus overall average effective interest rates during the six months ended June 30, 2013. The above decreases are offset by the increased debt outstanding for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily from the $100.0 million in principal debt issue of the Senior Notes, due 2019.

  Loss on extinguishment of debt

        In connection with our April 1, 2013, First Amendment refinancing of our prior Senior Secured Credit Facility we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $57.3 million during the six months ended June 30, 2013.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $1.8 million and $2.2 million, for the six months ended June 30, 2014 and June 30, 2013, respectively. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At June 30, 2014, we had $174.5 million in current assets, including $59.1 million in cash and cash equivalents, and $276.6 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $3,101.3 million, of which $22.4 million is classified as current in our condensed consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of June 30, 2014 we had borrowing capacity of $187.7 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $38.6 million from $74.2 million for the six months ended June 30, 2013 to $112.8 million for the six months ended June 30, 2014. The increase in net cash provided by operating activities was primarily due to a decrease in net loss of $85.9 million and a decrease of $5.8 million in changes in operating assets and liabilities for the six months ended June 30, 2014. Offsetting this increase was $57.3 million change in noncash adjustment related to loss on extinguishment of debt from the six months ended June 30, 2013.

Investing Activities

        Net cash used in investing activities increased $33.9 million from $89.5 million for the six months ended June 30, 2013 to $123.4 million for the six months ended June 30, 2014, primarily due to a $28.8 million net increase in capital expenditures for the three months ended June 30, 2014.

Financing Activities

        Net cash provided by financing activities increased $32.3 million from $20.5 million for the six months ended June 30, 2013 to $52.8 million for the six months ended June 30, 2014. The increase was attributable to an increase in funds received from the $100.0 million additional 10.25% Senior Notes issued April 1, 2014. The increase was offset by payments on borrowings outstanding under our Senior Secured Credit Facility.

Capital Expenditures

        Capital expenditures were $118.9 million and $90.1 million for the six months ended June, 2014 and 2013, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2014, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an alternative base rate ("ABR") (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of June 30, 2014, after considering our interest rate swaps and caps, approximately 76% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2014) would result in an annual interest expense change of up to approximately $14.8 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, WOW believes the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or our cash flows.

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

WIDEOPENWEST FINANCE, LLC
August 8, 2014	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
August 8, 2014	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer