Form 10-Q
period 2014-09-30
WideOpenWest Finance, LLC
filed 2014-11-10
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

        This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," "our", or "the Company" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2014	December 31, 2013
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$297.2	$16.9
Accounts receivable—trade, net of allowance for doubtful accounts of $13.6 and $12.3, respectively	84.4	81.2
Accounts receivable—other	4.8	4.9
Prepaid expenses and other	14.7	13.3

Total current assets	401.1	116.3
Plant, property and equipment, net (note 5)	818.0	890.9
Franchise operating rights	1,048.5	1,098.4
Goodwill	454.1	496.5
Intangible assets subject to amortization, net	48.7	84.4
Debt issuance costs, net (note 7)	76.2	89.1
Investments	16.6	16.7
Other noncurrent assets	5.3	1.7

Total assets	$2,868.5	$2,794.0

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$30.5	$31.0
Accrued interest	35.7	62.1
Accrued liabilities and other (note 6)	102.8	85.6
Current portion of debt and capital lease obligations (note 7)	22.4	22.4
Unearned service revenue	47.6	44.8

Total current liabilities	239.0	245.9
Long-term debt and capital lease obligations—less current portion (note 7)	3,107.4	3,007.8
Deferred income taxes (note 4)	287.6	306.6
Fair value of derivative instruments (note 9)	8.8	12.0
Other noncurrent liabilities	3.1	1.0

Total liabilities	3,645.9	3,573.3

Commitments and contingencies (note 10)
Members' deficit	(178.7)	(176.9)
Accumulated deficit	(598.7)	(602.4)

Total members' deficit	(777.4)	(779.3)

Total liabilities and members' deficit	$2,868.5	$2,794.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenue	$323.2	$297.4	$955.1	$895.2

Costs and expenses:
Operating (excluding depreciation and amortization)	188.8	164.3	549.2	495.5
Selling, general and administrative	33.4	30.7	102.4	102.4
Depreciation & amortization	64.0	63.0	194.4	191.0
Management fee to related party	0.4	0.4	1.3	1.2

	286.6	258.4	847.3	790.1

Income from operations	36.6	39.0	107.8	105.1
Other income (expense):
Interest expense	(60.0)	(58.8)	(177.2)	(183.6)
Loss on extinguishment of debt	—	—	—	(57.3)
Realized and unrealized gain on derivative instruments, net	1.3	0.9	3.2	3.1
Gain on sale of assets	52.6	—	52.6	—
Other income (expense), net	2.4	0.1	2.9	(0.1)

Loss before provision for income taxes	32.9	(18.8)	(10.7)	(132.8)
Income tax (expense) benefit	(1.2)	—	14.4	—

Net income(loss)	$31.7	$(18.8)	$3.7	$(132.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2014	2,172,212	676,972	403,342	$(176.9)	$(602.4)	$(779.3)
Management Unit grants, net	—	—	(1,363)	(1.8)	—	(1.8)
Net income	—	—	—	—	3.7	3.7

Balances at September 30, 2014	2,172,212	676,972	401,979	$(178.7)	$(598.7)	$(777.4)

(1)
Includes Class C and C-1 through C-7 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income (loss)	$3.7	$(132.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194.4	191.0
Gain on asset sale (note 4)	(52.6)	—
Loss on extinguishment of debt (note 7)	—	57.3
Realized and unrealized gain on derivative instruments	(3.2)	(3.1)
Provision for doubtful accounts	16.2	14.5
Deferred income taxes	(19.3)	—
Amortization of debt issuance costs	12.7	15.9
Other non-cash items	(2.1)	1.3
Soft call premium (note 7)	—	(19.1)
Premium from debt issuance	13.0	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(27.5)	(9.6)
Payables and accruals	(7.5)	(18.1)

Net cash flows provided by operating activities	127.8	97.3

Cash flows from investing activities:
Capital expenditures	(185.2)	(167.5)
Proceeds from asset sale	262.0	—
Asset acquisition	—	(15.4)
Other investing activities	(4.5)	0.6

Net cash flows used in investing activities	72.3	(182.3)

Cash flows from financing activities:
Proceeds from issuance of debt	193.1	2,014.4
Payments on debt and capital lease obligations	(110.4)	(1,924.1)
Payment of debt issue cost	(0.7)	(1.9)
Repurchase of management units, net	(1.8)	—

Net cash flows provided by financing activities	80.2	88.4

Increase in cash and cash equivalents	280.3	3.4
Cash and cash equivalents, beginning of period	16.9	15.9

Cash and cash equivalents, end of period	$297.2	$19.3

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$192.8	$187.5

Cash paid during the periods for income taxes	$—	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$0.5	$2.4

Assets acquired under capital lease obligations	$4.9	$3.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General Information

        WideOpenWest Finance, LLC ("WOW") was legally formed in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WideOpenWest Networks, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

        The Company is a fully integrated provider of residential and commercial high-speed data, video and telephony services to twenty markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota (see Note 4); Baltimore, Maryland; and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2013-11, "Income Taxes (Topic 740); Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax credit Carryforward Exists". This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has evaluated the standard and it does not have a material effect on its financial condition, results of operations or cash flows.

        In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective as of April 1, 2014, and it has not had a material impact on the consolidated financial statements.

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

Anne Arundel Broadband Investment

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

        Including closing adjustments, the Company paid cash consideration of $15.4 million at closing, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification 805 "Business Combinations", the Company has recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.6 million, which will be adjusted periodically as a component of net income based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone. The preliminary purchase price consideration is as follows (in millions):

Cash	$15.4
Contingent consideration	4.6

Total purchase price	$20.0

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Acquisitions (Continued)

        The opening balance sheet presented below reflects the Company's purchase price allocation. The goodwill recognized in connection with the Bluemile Assets acquisition is primarily due to the enhanced products and services that are immediately available for the Company in all of its regions (in millions):

Working capital acquired	$0.5
Plant, property and equipment	10.8
Goodwill	4.5
Intangible assets subject to amortization	5.0
Unearned service revenue	(0.8)

Fair value of assets acquired, net of liabilities assumed	$20.0

        During the three months ended September 30, 2014, the Company adjusted the contingent consideration liability based on projected achievement of certain financial metrics as defined in the asset purchase agreement resulting in a fair value adjustment of $2.4 million to Other income as reflected in the Consolidated Statement of Operations. As of September 30, 2014, the Company's contingent consideration liability is $2.2 million.

Note 4. Sale of South Dakota Systems

        On June 12, 2014, the Company and Clarity Telecom ("Clarity") entered into an agreement (the "Asset Purchase Agreement") under which Clarity will acquire the Company's Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems"). On September 30, 2014, the Company and Clarity consummated the asset sale for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the Asset Purchase Agreement. As a result of the sale, the Company recorded a gain totaling $52.6 million. In conjunction with the asset sale, the Company and Clarity entered into a Transition Services Agreement in which the Company will provide certain services to Clarity on a transitional basis. Charges for the transition services generally allow the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

        In the second quarter, the Company determined that the sale of the South Dakota systems was probable within one year and that the franchise operating rights associated with the sale transaction were no longer considered to have indefinite lives for purposes of calculating the Company's valuation allowance. At that time, the Company recorded a reduction in the valuation allowance to reflect the deferred tax assets that were more likely than not to be realized. The franchise operating rights are a source of taxable income and the gain on the sale transaction was recognized when the sale transaction was completed on September 30, 2014.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Distribution facilities	$979.0	$1,005.8
Customer premise equipment	372.9	354.2
Head-end equipment	207.3	211.1
Telephony infrastructure	101.7	91.7
Computer equipment and software	65.2	56.5
Vehicles	27.9	25.2
Buildings and leasehold improvements	43.0	54.2
Office and technical equipment	30.3	29.9
Land	6.7	7.7
Construction in progress (including material inventory and other)	79.9	49.4

Total plant, property and equipment	1,913.9	1,885.7
Less accumulated depreciation	(1,095.9)	(994.8)

	$818.0	$890.9

        Depreciation expense for the three months ended September 30, 2014 and 2013 was $54.5 million and $53.9 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $166.1 million and $162.2 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling $(1.0) million and $(0.1) million for the three months ended September 30, 2014 and 2013, respectively; and $(0.6) million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 6. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Programming costs	$38.4	$33.2
Franchise, copyright and regulatory fees	11.0	10.5
Payroll and employee benefits	18.4	10.7
Property, income, sales and use taxes	10.1	8.6
Utility pole rentals	3.9	3.2
Legal and professional fees	0.9	1.3
Other accrued liabilities	20.1	18.1

	$102.8	$85.6

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	September 30, 2014			December 31, 2013
	Available borrowing capacity	Weighted average interest rate(2)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.82%	$1,537.0	$1,548.7
Term B-1 Loans	—	3.80%	420.8	423.9
Revolving Credit Facility(1)	156.6	3.70%	35.2	34.0
Senior Notes, net of premium(3)	—	10.25%	836.7	725.0
Senior Subordinated Notes, net of discount(4)	—	13.37%	291.7	291.1

Total long-term debt	$156.6	6.92%	3,121.4	3,022.7

Capital lease obligations			8.4	7.5

Total long-term debt and capital lease obligations			3,129.8	3,030.2
Less current portion			(22.4)	(22.4)

Long-term portion			$3,107.4	$3,007.8

(1)
Available borrowing capacity at September 30, 2014 represents $200.0 million of total availability less outstanding borrowings of $35.2 million and letters of credit of $8.2 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average effective interest rate in effect at September 30, 2014 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At September 30, 2014, the carrying value of the net premium was $11.7 million.

(4)
At September 30, 2014, the carrying value of the net original issue discount was $3.3 million.

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

        The Additional Notes have been issued under the indenture governing the Company's existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012. The Additional Notes will be treated as

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7. Long-Term Debt and Capital Leases (Continued)

a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes. The Company entered into a registration rights agreement, to file an exchange offer for the Additional Notes in a registration statement (the "Exchange Offer") with the SEC no later than 270 days from April 1, 2014. The Company filed the registration statement with the SEC on June 18, 2014 and the registration statement became effective on June 30, 2014. The Company completed the Exchange Offer on July 31, 2014.

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

        The First Amendment replaced $51.0 million in then outstanding Prior Revolving Credit Facility loans and $1,905.6 million in the then outstanding Prior Senior Secured Term Loans, both of which were previously priced, at the Company's option, at LIBOR plus 5.00% or ABR plus 4.00%. The Prior Senior Secured Term Loans included a 1.25% Libor floor. The Company paid approximately $21.0 million for underwriting and other fees and expenses incurred in connection with the First Amendment, including a 1% soft call premium of $19.1 million on the then outstanding Prior Senior Secured Term Loans.

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at September 30, 2014.

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

Long-Term Debt Extinguishment

        As noted above, on April 1, 2013, the Company paid in full the obligations under the Prior Senior Secured Credit Facility and recorded a loss on extinguishment of debt of approximately $57.3 million representing the expensing of the related deferred financing costs of the aforementioned debt.

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at September 30, 2014 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$8.8	$—	$8.8	$—

	$8.8	$—	$8.8	$—

	Fair Value at December 31, 2013 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$12.0	$—	$12.0	$—

	$12.0	$—	$12.0	$—

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

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9. Fair Value Measurements (Continued)

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the three and nine months ended September 30, 2014.

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of September 30, 2014, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

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

        The estimated fair value at September 30, 2014 of the Company's long-term debt (note 7), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,176.5 million, compared to a gross carrying value of $3,086.2 million and therefore, is categorized as a Level 1 within the fair value hierarchy.

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or its cash flows.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee is $0.4 million per quarter. The Company paid $0.4 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively and $1.3 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and its Members. As of September 30, 2014 and December 31, 2013, the receivable from the Parent and its Members amounted to $0.3 million and $0.3 million, respectively.

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

Overview

        We are a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve twenty markets in the United States. The Company manages and operates its broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Rapid City and Sioux Falls, South Dakota, (see "Overview—Sale of South Dakota Systems" below); Baltimore, Maryland; and Lawrence, Kansas; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services which provide features and functions similar to our HSD, Video, and Telephony services. We believe our strategy of operating primarily in secondary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value bundling of our services and investments in new service offerings.

        We believe the current economic conditions in the U.S., including the housing market and unemployment levels, may adversely affect consumer demand for our services. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market or an increase in unemployment levels can severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

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

Sale of South Dakota Systems

        On September 30, 2014, we and Clarity Telecom ("Clarity") consummated the asset sale under an agreement (the "Asset Purchase Agreement") in which Clarity acquired our Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems") for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the agreement. We anticipate that the sale of the South Dakota Systems will enhance our operating efficiencies and enable us to continue focusing more aggressively on our long-term strategic initiatives. We recorded a gain of $52.6 million related to the sale.

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

        The Additional Notes have been issued under the indenture governing our existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012 ("Senior Notes"). The Additional Notes will be treated as a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes. We entered into a registration rights agreement, pursuant to which we file an exchange offer for the Additional Notes in a registration statement (the "Exchange Offer") with the SEC no later than 270 days from April 1, 2014. We filed the registration statement with the SEC on June 18, 2014 and the registration statement became effective on June 30, 2014. The Exchange Offer was completed on July 31, 2014.

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

        The First Amendment replaced $51.0 million in then outstanding Prior Revolving Credit Facility loans and $1,905.6 million in the then outstanding Prior Senior Secured Term Loans, both of which were previously priced, at our option, at LIBOR plus 5.00% or ABR plus 4.00%. The Prior Senior Secured Term Loans included a 1.25% Libor floor. We paid approximately $21.0 million for underwriting and other fees and expenses incurred in connection with the First Amendment, including a 1% soft call premium of $19.1 million on the then outstanding Prior Senior Secured Term Loans. For accounting purposes, the First Amendment refinancing was treated as a debt modification, resulting in the majority of the fees and expenses being capitalized as debt issue costs.

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

        The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in our consolidated financial statements beginning September 27, 2013. Including closing adjustments we paid cash consideration of $15.4 million at closing, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification ("ASC") 805 "Business Combinations", we have recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.6 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone. During the three months ended September 30, 2014, we adjusted the contingent consideration liability based on projected achievement of certain financial metrics as defined in the asset purchase agreement, resulting in a fair value adjustment of $2.4 million. As of September 30, 2014, the contingent consideration liability is $2.2 million.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 83% and 92% of our total assets at September 30, 2014 and December 31, 2013, respectively.

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

        Goodwill and intangible assets were reduced by $100.2 million in connection to the South Dakota Systems asset sale. See note 4 "Sale of South Dakota Systems" to the consolidated financial statements.

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

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. The following table summarizes homes passed, total customers and subscribers for our services as of each respective date (in thousands):

	Dec. 31 2012	Mar. 31 2013	June 30 2013	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sep. 30, 2014
Homes passed	2,962	2,968	2,981	2,987	2,995	2,997	3,114	2,978
Total customers(1)	826	817	815	831	841	853	868	816
HSD subscribers	709	707	709	725	740	757	770	730
Video subscribers	705	691	682	691	694	694	699	654
Telephony subscribers	443	433	430	427	424	419	416	374

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

        Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined it is presented in accordance with our policies. As described in note 3 of our condensed consolidated financial statements, we increased our ownership in Anne Arundel Broadband, LLC to a 75% ownership interest on May 1 and therefore have included their operational and financial results from May 1, 2014. In addition, as described in note 4 of our condensed consolidated financial statements, we have completed an asset sale on September 30, 2014; subscriber data as of September 30, 2014 reflects the decrease in subscribers after the disposition of the South Dakota Systems. The revenues attributable to these subscribers prior to September 30, 2014 are included in our financial results discussed below. While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounter across our different markets due to the nature and pricing of products and services and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews.

Financial Statement Presentation

Revenue

        Our operating revenue is primarily derived from monthly charges for HSD, Video, and Telephony to residential and commercial customers, other commercial services, advertising and other revenues.

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

        Over 90% of our revenues for the nine months ended September 30, 2014 and 2013 are attributable to monthly subscription fees charged to our residential and commercial customers for our Video, HSD and Telephony services provided by our systems, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty.

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

  Results of operations

        The following table summarizes our results of operation for the three months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,		Change
	2014	2013	$	%
Revenue	$323.2	$297.4	$25.8	9%
Costs and expenses:
Operating (excluding depreciation and amortization)	188.8	164.3	24.5	15%
Selling, general and administrative	33.4	30.7	2.7	9%
Depreciation & amortization	64.0	63.0	1.0	2%
Management fee to related party	0.4	0.4	—	*

	286.6	258.4	28.2	11%

Income from operations	36.6	39.0	(2.4)	(6)%
Other income (expense):
Interest expense	(60.0)	(58.8)	1.2	2%
Realized and unrealized gain on derivative instruments, net	1.3	0.9	0.4	44%
Gain on asset sale	52.6	—	52.6	*
Other (expense) income, net	2.4	0.1	2.3	*

Loss before provision of income taxes	32.9	(18.8)	51.7	*
Income tax expense	(1.2)	—	(1.2)	*

Net loss	$31.7	$(18.8)	50.5	269%

        The following table summarizes our results of operation for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended September 30,		Change
	2014	2013	$	%
Revenue	$955.1	$895.2	$59.9	7%
Costs and expenses:
Operating (excluding depreciation and amortization)	549.2	495.5	53.7	11%
Selling, general and administrative	102.4	102.4	—	*
Depreciation & amortization	194.4	191.0	3.4	2%
Management fee to related party	1.3	1.2	0.1	8%

	847.3	790.1	57.2	7%

Income from operations	107.8	105.1	2.7	3%
Other income (expense):
Interest expense	(177.2)	(183.6)	(6.4)	(3)%
Loss on extinguishment of debt	—	(57.3)	(57.3)	*
Realized and unrealized gain on derivative instruments, net	3.2	3.1	0.1	3%
Gain on asset sale	52.6	—	52.6	*
Other (expense) income, net	2.9	(0.1)	3.0	*

Loss before provision of income taxes	(10.7)	(132.8)	122.1	92%
Income tax benefit	14.4	—	14.4	*

Net loss	$3.7	$(132.8)	136.5	103%

*—Not meaningful

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

  Revenue

        Revenue for the three months ended September 30, 2014 increased $25.8 million or 9% as compared to revenue for the three months ended September 30, 2013 as follows:

	Three months ended September 30,		Change
	2014	2013	$	%
		(in millions)
Residential subscription	$263.7	$251.6	$12.1	5%
Commercial subscription	24.7	23.4	1.3	6%

Total subscription	288.4	275.0	13.4	5%
Other commercial services	6.6	2.9	3.7	128%
Other	28.2	19.5	8.7	45%

	$323.2	$297.4	$25.8	9%

        The increase in subscription revenue of $13.4 million or 5% is due to the net effect of $15.1 million increase attributable to new customers offset by $1.7 million decrease in average revenue per unit ("ARPU") (which is calculated as the total subscription revenue divided by average monthly customers during the period). The increase in Other commercial services of $3.7 million is primarily due to the inclusion of the revenue relating to the operations acquired in our Bluemile Assets acquisition. The increase in Other revenue of $8.7 million is primarily due to (i) $5.3 million increase in customer related activity fees (installation, reactivation, service calls) due to increased customers in the period and (ii) increased franchise fee and other regulatory fees of $3.0 million as a result of increased video and telephony revenue.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $24.5 million or 15% in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase primarily relates to increases of $11.9 million for programming costs for the three months ended September 30, 2014. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming. Additionally, we experienced increases in customer service and technical operations expense mainly due to increased call volume and recent customer acquisitions for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $2.7 million or 9% in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase is primarily due to an increase in commercial administration, marketing and sales expense.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $1.0 million or 2% in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to an increase in capitalized projects and the associated depreciation during the three months ended September 30, 2014 compared to the same period in 2013.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense increased $1.2 million or 2% in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase is due to increased debt outstanding for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, primarily from the incremental issuance on April 1, 2014 of our $100.0 million in principal Senior Notes, due 2019.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $1.3 million and $0.9 million, for the three months ended September 30, 2014 and September 30, 2013, respectively. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

  Gain on asset sale

        Gain on asset sale related to the South Dakota Systems (see note 4) was $52.6 million for the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

  Revenue

        Revenue for the nine months ended September 30, 2014 increased $59.9 million or 7% as compared to revenue for the nine months ended September 30, 2013 as follows:

			Change
	2014	2013	$	%
		(in millions)
Residential subscription	$786.0	$759.4	$26.6	4%
Commercial subscription	72.4	68.7	3.7	5%

Total subscription	858.4	828.1	30.3	4%
Other commercial services	19.2	11.3	7.9	70%
Other	77.5	55.8	21.7	39%

	$955.1	$895.2	$59.9	7%

        The increase in subscription revenue of $30.3 million or 4% is due to the total effect of $26.5 million increase attributable to new customers and $3.8 million increase in ARPU. The increase in Other commercial services of $7.9 million is primarily due to the inclusion of revenue relating to the operations acquired in our Bluemile Assets acquisition. The increase in Other revenue of $21.7 million is primarily due to (i) $12.5 million increase in customer related activity fees (installation, reactivation, service calls) due to increased customers in the period and (ii) increased franchise fee and other regulatory fees of $7.7 million as a result of increased video and telephony revenue.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $53.7 million or 11% in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase primarily relates to increases of $31.6 million for programming costs for the nine months ended September 30, 2014. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming. Additionally, we have an increase in franchise and other regulatory fees of $6.7 million mainly due to our increase in video and telephony revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. We also experienced increases in customer service and technical operations expense mainly due to increased call volume and recent customer acquisitions for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses during the nine months ended September 30, 2014 remained consistent with the nine months ended September 30, 2013. An increase in commercial administration, marketing and sales expense during the nine months ended September 30, 2014 was offset by the impact of the cost savings and efficiencies realized as a result of the acquisition of Knology in 2012.

  Depreciation and amortization expenses

        Depreciation and amortization expenses increased $3.4 million or 2% in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to an increase in capitalized projects and the associated depreciation during the nine months ended September 30, 2014 compared to the same period in 2013.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners.

  Interest expense

        Interest expense decreased $6.4 million or 3% in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease is due to lower overall average effective interest rates on our Senior Secured Credit Facilities during the nine months ended September 30, 2014, when compared to the overall effective interest rates during the nine months ended September 30, 2013. The above decreases are offset by the increased debt outstanding for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily from the $100.0 million in principal debt issue of the Senior Notes, due 2019.

  Loss on extinguishment of debt

        In connection with our April 1, 2013, First Amendment refinancing of our prior Senior Secured Credit Facility we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $57.3 million during the nine months ended September 30, 2013.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $3.2 million and $3.1 million, for the nine months ended September 30, 2014 and September 30, 2013, respectively. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Gain on asset sale

        Gain on asset sale related to the South Dakota Systems (see note 4) was $52.6 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

        At September 30, 2014, we had $401.1 million in current assets, including $297.2 million in cash and cash equivalents, and $239.0 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $3,129.8 million, of which $22.4 million is classified as current in our condensed consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of September 30, 2014 we had borrowing capacity of $156.6 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $30.5 million from $97.3 million for the nine months ended September 30, 2013 to $127.8 million for the nine months ended September 30, 2014. The increase in net cash provided by operating activities was primarily due to a premium of $13.0 million received from debt issuance for the nine months ended September 30, 2014, and a soft call premium payment of $19.1 million for the nine months ended September 30, 2013. Increases to accounts receivable driven by increased revenues for the nine months ended September 30, 2014 were offset by other changes in operating assets and liabilities.

Investing Activities

        Net cash from investing activities increased $254.6 million from $182.3 million cash used for the nine months ended September 30, 2013 to $72.3 million cash provided for the nine months ended September 30, 2014. The increase is primarily due to $262.0 million in funds received from the asset sale of South Dakota Systems, partially offset by $17.7 million increase in capital expenditures for the nine months ended September 30, 2014.

Financing Activities

        Net cash provided by financing activities decreased $8.2 million from $88.4 million for the nine months ended September 30, 2013 to $80.2 million for the nine months ended September 30, 2014. The decrease was primarily due to payments on borrowings outstanding under our Senior Secured Credit Facility, and the repurchase of certain equity interests of former employees of $1.8 million.

Capital Expenditures

        Capital expenditures were $185.2 million and $167.5 million for the nine months ended September 30, 2014 and 2013, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2014, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an alternative base rate ("ABR") (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of September 30, 2014, after considering our interest rate swaps and caps, approximately 76% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2014) would result in an annual interest expense change of up to approximately $14.8 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interest in pending litigation, and as of this date, WOW believes the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or our cash flows.

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

WIDEOPENWEST FINANCE, LLC
November 10, 2014	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
November 10, 2014	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer