Form 10-K
period 2014-12-31
WideOpenWest Finance, LLC
filed 2015-03-27
CIK 1571833

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        State the aggregate market value of the common equity held by non-affiliates of the Registrant: Not Applicable

        Indicate the number of shares outstanding of each of the Registrants' classes of common stock: Not Applicable

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

        This Annual Report on Form 10-K is for the fiscal year ended December 31, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

  •
  fluctuations in the economy or natural disasters in the areas where we operate;

  •
  our substantial level of indebtedness;

  •
  certain covenants in our debt documents;

  •
  our failure to realize the anticipated benefits of acquisitions in the expected time frame or at all;

  •
  our expectations with respect to the continued integration of Knology, Inc ("Knology") and the ability to realize expected cost savings related thereto;

  •
  other risks referenced in the section of this Annual Report entitled "Risk Factors"; and

  •
  our ability to manage the risks involved in the foregoing;

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

ii

PART I

Item 1.    Business

Overview

        WideOpenWest Finance, LLC (the "Company," "WOW," "we," "us," or "our) is a fully integrated provider of high- speed data ("HSD"), cable television ("Video") and digital telephony ("Telephony") services to residential and commercial customers. We manage and operate our broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland; and Lawrence, Kansas. Our Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At December 31, 2014, our networks passed 2,985 thousand homes and served 809 thousand total customers, reflecting a total customer penetration rate of approximately 27%. Within these markets, we typically operate in affluent suburban communities and have a customer base with income levels above the national average, a propensity to purchase higher-margin bundled services and a history of low churn rates.

        We began our operations over 13 years ago and have developed what we believe to be a competitively differentiated brand and a strong market position. Since our inception, our residential strategy has been to provide bundled high-speed data, video and telephony services via our fully upgraded, advanced network with approximately 97% of our network 750 MHz or greater capacity and high availability. Our commercial strategy focuses on creating an exceptional customer experience by leveraging our metropolitan network assets and recognized customer service to provide advanced data networking, internet access, cloud and business telephony products to small, medium and large enterprises in our footprint. We believe we have one of the most technically advanced and uniform networks in the industry and high availability for delivery of a full suite of products including high-speed data, video, telephony, video- on-demand and high-definition video. Because this network was originally built and designed to offer at least 750 MHz, we believe that our plant is more efficient and flexible than upgraded or rebuilt systems of comparable bandwidth. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. We believe our advanced plant will allow us to continue to roll out competitive high-definition video ("HD") channel line ups and higher data speeds without major capital requirements. In addition, we are augmenting the growth of our core residential business through a focused expansion of our commercial business and capital efficient network "edge-out" into communities adjacent to our current footprint.

        We believe our high-value bundled product offering, customer-centric operating philosophy, technically advanced network and experienced management team have driven superior operating and financial performance compared to our peers. Our reputation as an industry leader, particularly with respect to customer experience, has been consistently recognized by independent third parties. For example, WOW has been recognized by Consumer Reports Magazine (#1 U.S. cable provider for five out of the last six years), PC Magazine and J.D. Power and Associates (highest customer satisfaction 19 times in the last 10 years).

        We believe our July 2012 acquisition of Knology has solidified our position as a leading provider of triple-play (high-speed data, video and telephony) and other advanced communication services. The combination increased our geographic and competitive diversification and created a clustered footprint that covers 17 markets in the Midwestern and Southeastern U.S. On a combined basis as of December 31, 2014, we were the ninth largest cable company in the U.S. based on the number of video subscribers and our systems. We believe WOW's fully upgraded network was enhanced by the legacy Knology network and we have been able to realize significant cost savings by eliminating duplicative resources and achieving scale efficiencies and believe that there are additional longer- term operational efficiencies that will continue to improve our profitability.

Additional 10.25% Senior Notes

        On April 1, 2014, we issued $100.0 million aggregate principal amount of additional 10.25% Senior Notes, due 2019, (the "Additional Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Additional Notes were issued at 113.00% plus interest deemed to have accrued from January 15, 2014. We used the net proceeds of the offering to repay the borrowings outstanding under the revolving credit facility, for general corporate purposes, and to pay certain fees and expenses relating to the offering.

        The Additional Notes have been issued under the indenture governing our existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012. The Additional Notes are treated as a single series with the existing Senior Notes and have the same terms as those of the Senior Notes. We agreed to file an exchange offer for the Additional Notes in a registration statement (the "Exchange Offer") with the SEC no later than 270 days from April 1, 2014. We filed the registration statement with the SEC on June 18, 2014 and the registration statement became effective on June 30, 2014. The Exchange Offer was completed on July 31, 2014.

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

        The First Amendment provided for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, (ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments totaling $4.9 million beginning June 30, 2013. Pursuant to the First Amendment, the Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% or ABR plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%. (prior to the Second Amendment)
Term B Loans	If the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. If the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%. LIBOR floor of 1.00%.

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

Sale of South Dakota Systems

        On September 30, 2014, we and Clarity Telecom ("Clarity") consummated a Asset Purchase Agreement under which we sold our Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems"), for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the Asset Purchase Agreement. In conjunction with the asset sale, we and Clarity entered into a Transition Services Agreement in which we will provide certain services to Clarity on a transitional basis. Charges for the transition services generally allow us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit. Because the sale of the South Dakota systems was consummated on September 30, 2014, our reported subscriber information for the 3rd quarter ended September 30, 2014 excludes customer relationships.

Work force Reduction

        During the fourth quarter 2014, we committed to a workforce reduction plan whereby we eliminated approximately 275 employees across all levels and geographic regions. We implemented this plan to compete more efficiently and better position ourselves for future growth.

Our Systems and Markets

        Our systems serve the Midwestern and Southeastern U.S. As of December 31, 2014, these networks passed approximately 2,985 thousand homes and served approximately 809 thousand total customers, reflecting a total customer penetration rate of 27%. Within these markets, we typically have a customer base with income levels above the national average, unemployment rates below the national average, a propensity to purchase higher-margin bundled services and a history of low churn rates. An overview of our markets as of December 31, 2014 is shown below:

Market	Homes Passed	Plant Miles < 750 MHz	Plant Miles 750 to 859 MHz	Plant Miles > 860 MHz	Total Plant Miles
Detroit, MI	650,616	—	5,396	395	5,791
Chicago, IL	464,592	—	2,848	305	3,153
Columbus, OH	402,701	—	4,243	249	4,492
Pinellas, FL	278,772	—	3,365	—	3,365
Cleveland, OH	162,459	—	1,154	522	1,676
Huntsville, AL	117,962	—	1,775	—	1,775
Baltimore, MD	111,605		1,225		1,225
Montgomery, AL	101,829	—	1,253	—	1,253
Evansville, IN	98,812	—	—	1,204	1,204
Augusta, GA	90,473	—	1,269	—	1,269
Charleston, SC	88,819	—	1,185	—	1,185
Lansing, MI	86,431	1,000	700	300	2,000
Columbus, GA	81,202	—	996	—	996
Panama City, FL	73,336	—	907	—	907
Lawrence, KS	66,865	—	915	—	915
Knoxville, TN	46,548	—	647	—	647
Dothan, AL	31,343	—	515	—	515
West Point, GA	17,621	—	322	—	322
Auburn, AL	12,903	—	161		161

	2,984,889	1,000	28,876	2,975	32,851

        We believe we have one of the most technically advanced and uniform networks in the industry with approximately 97% of our network 750 MHz or greater capacity and high availability for delivery of a full suite of products including high-speed data, video, telephony, video-on-demand ("VOD") and high definition video("HD"). The remaining 3% of our network represents Mid-Michigan, where the upgrade to 750MHz is in process. Because our network was originally built and designed to offer at least 750 MHz, we believe that our plant is more efficient and flexible than upgraded or rebuilt systems of comparable bandwidth. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. Our advanced plant will allow us to continue to roll out competitive HD channel line ups and higher data speeds without major capital requirements.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our HSD, Video and Telephony services.

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

        We use targeted marketing modeling to maximize Average Revenue Per Unit ("ARPU") and minimize risk of non-pay churn. This analysis is performed at the node level in our network so that marketing and sales tactics drive penetration in a highly targeted manner. We also believe that the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

        We have demonstrated our ability to grow market share by delivering a strong customer experience, offering high value bundles and introducing new competitive offerings. We believe our philosophy of providing attractively priced bundles, backed by a long-term rate protection plan, delivers value to our customers. Our customers can enjoy a seamless experience of one installation, one bill, and one service provider. Our strategy has led to bundled customers accounting for approximately 78% of our total customer mix. Bundling has allowed us to maximize the revenue generating capability of our networks through increased penetration, increased revenue per customer, greater pricing flexibility and increased customer retention.

        Our operating philosophy and commitment to customer service have translated into numerous independent awards and significant recognition for our focus on the customer experience. For example, WOW has:

  •
  received the J.D. Power and Associates recognition for highest customer satisfaction a total of 19 times in the last 10 years;

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

  Residential Data Services

        We offer tiered data services to residential customers that include always-on high-speed connections to the Internet using cable modems. Our most popular Internet speed tier provides a download speed of 15 megabits per second. In most of our markets, we offer a 110 megabit per second connection for customers with higher bandwidth requirements.

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

  •
  DOCSIS-compliant modem installed by a trained professional.

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

  •
  Ultra: We offer our Ultra video product in select markets. Ultra is priced higher than digital cable service and is an all-in-one solution for our customers. Ultra's advanced feature set includes whole-home DVR, remote DVR management, the ability to view personal content from a PC on a TV, wireless home networking, caller ID on TV, sharing photos with FlicKr on TV, parental control from anywhere and a smart menu user interface. We intend to develop additional features and enhancements such as a recommendation engine, user customization options and a variety of apps. Since its limited launch in February 2012, Ultra TV has attracted approximately 98 thousand customers as of December 31, 2014.

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

Business Telephony and Data Services

        Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering and have also developed new products to meet the more complex high-speed data and telephony needs of medium and large enterprises. We offer pure fiber services, which enable our customers to have T-1 telephony services, data speeds of up to 1 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. We have introduced our Matrix product offering, which can replace customers' aging private branch exchange ("PBX") products with an IP Centrex telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our pure fiber services network and terminated via an Ethernet connection at the customer's premise. We have a complete line of collocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

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

  •
  back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

  •
  network monitoring to the customer premise for all digital high- speed data, video and telephony services.

Technical Overview

        Our interactive broadband network consists primarily of fiber-optic cable and coaxial cable. Fiber-optic cable is a communications medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system's main high capacity fiber-optic cables connect to multiple nodes throughout our network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers. We have sufficient fibers in our cables to subdivide our nodes if growth so dictates. Our network has excellent broadband frequency characteristics and physical durability, which is conducive to providing high-speed data, video and telephony transmission.

        As of December 31, 2014, our network consisted of 32,851 miles of network, passed over 2,985 thousand homes and served approximately 809 thousand total customers. Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are "self-healing," which means that they provide for the very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

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

Telephony

        We offer telephony service over our broadband network in predominantly the same way local phone companies provide service. We install a network interface box outside a customer's home or an Embedded Multimedia Terminal Adapter in the home to provide dial tone service. Our network interconnects with those of other local phone companies. We also operate telephone systems in Valley and Ashford, Alabama; and West Point, Georgia. In addition, we serve the majority of our telephony customers using voice over Internet Protocol ("VoIP") switching technology. This newer architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as session initiation protocol, hosted PBX services and other services.

Additional Commercial Services

        In addition to the data, video voice services outlined above, we also utilize our network to provide other commercial services, including session initiated protocol, web hosting, metro Ethernet and wireless backhaul services. We also provide advanced collocation and cloud infrastructure services including private cage or cabinet with high availability power, virtual and physical compute, high performance storage, dedicated firewall/load balancers, private virtual local area network segmentation, disaster recovery to the cloud and backup and archive as a service.

Programming

        We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative ("NCTC"), which enables us to take advantage of volume discounts. As of December 31, 2014, approximately 63% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

        We have at least one competitor in each market. Our competition comes from a variety of communications companies because of the broad number of high- speed data, video and telephony services we offer to both residential and business customers. Competition is based on service, content, reliability, bundling, value and convenience. We believe our consistent recognition for having a strong commitment to customer service provides meaningful differentiation versus our competitors.

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

Video Services

        Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our cable competitors currently include Bright House Networks ("Bright House"), Charter Communications, Inc. ("Charter"), Comcast Corporation ("Comcast"), Mediacom Communications Corporation ("Mediacom") and Time Warner Cable Inc. ("Time Warner"). We also encounter competition from direct broadcast satellite systems, including DIRECTV and Echostar Communications Corporation ("Echostar") (also known as Dish Networks) that transmit signals to small dish antennas owned by the end-user.

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

        Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing video programming offered by cable television systems include "over the top" business models such as NetFlix and Hulu.

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

        Wireless telephone service is viewed by some consumers as a replacement for traditional telephone service. Wireless service is priced on a flat-rate or usage-sensitive basis and rates are continuously decreasing.

        Importantly, we compete against telephony service providers with a bundled high-speed data, video and telephony product which not all of our competitors can deliver.

Bundled Services

        Most of our competitors have deployed their own versions of the triple-play bundle in our markets. Bright House, Charter, Comcast, Mediacom and other MSOs have launched VoIP and thereby enabled their own versions of a triple play bundle in our markets.

        AT&T, CenturyLink and Verizon initiated agreements or partnerships with satellite providers enabling video, which became their third service offering; AT&T U-verse, CenturyLink and Verizon FiOS have begun to provide video via their broadband networks in certain markets. Thus far, Verizon FiOS has deployed broadband video in a portion of Pinellas and AT&T U-verse has deployed video in all of our markets other than Evansville, Lawrence, Knoxville, Huntsville and Charleston markets.

        We believe that our emphasis on customer service will continue to be a strategic initiative and that an additional focus on technology and deploying broadband data applications is the best way to retain and attract customers.

Employees

        As of December 31, 2014, we had approximately 3,000 full-time employees. We consider our relationship with our employees to be good and we structure our compensation and benefit plans in order to attract and retain high-performing employees. We will need to recruit additional employees in order to implement our expansion plan. We recruit from several major industries for employees with skills in high-speed data, video and telephony technologies. None of our employees are subject to collective bargaining agreements.

Legislation and Regulation

        We operate in highly regulated industries and both our cable television and telecommunications services are subject to broad regulation at the federal, state and local levels. Our Internet services have historically been subject to more limited regulation, although the FCC has recently announced in its Open Internet Order that it will expand regulation of Internet services as more fully described below. The following is a summary of laws and regulations affecting the cable television and telecommunications industries. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

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

  Rate Regulation

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight of rates by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply, however, when a cable operator demonstrates to the FCC that it is subject to effective competition in the relevant community. Moreover, some local franchising authorities that could otherwise regulate basic rates under this authority choose not to do so. We are not currently subject to rate regulation in any of our markets.

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

  Commercial Leased Access

        The Communications Act requires that cable systems with 36 or more channels make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules. However, in 2007, the FCC proposed to modify the way that cable operators must calculate their rates for such access. An appeal has been pending before the U.S. Court of Appeals for the Sixth Circuit since 2008 and is currently held in abeyance pending Office of Management and Budget approval of certain information collection requirements. It is possible that, unless this modification is ultimately reversed on appeal, there may be more carriage requests in the future. It is not clear that we would be able to recover our costs under the new methodology or that the use of our network capacity for such carriage would not materially impact our ability to compete effectively in our markets.

  Carriage of Broadcast Television Signals

        The 1992 Cable Act established broadcast signal carriage (so-called "must carry") requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station's signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election by broadcasters became effective on January 1, 2015. For local, non- commercial stations, cable systems are also subject to must-carry obligations. We now carry most stations pursuant to retransmission consent agreements and pay fees for such consents or have agreed to carry additional services in lieu of making cash payments to a broadcaster.

  Franchise Authority

        Cable television systems operate pursuant to non-exclusive franchises issued by franchising authorities, which depending on the specific jurisdiction can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Franchising authority is premised upon the cable operator crossing and using public rights-of-way to construct and maintain its system. The terms of franchises, while variable, typically include requirements concerning services, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels and support, and channel capacity. Franchise authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchise authority of 5% of our gross cable service revenues, which is the current maximum authorized by federal law. Many of our franchises also require that we pay a percentage of our gross revenue in support of public, educational and governmental ("PEG") channels. These so-called PEG fees vary, but generally do not exceed 2% of our gross cable services revenues.

        On December 20, 2006, the FCC established rules and provided guidance (the "2006 Order") pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate the unreasonable barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises. On January 21, 2015, the FCC issued an Order on Reconsideration of the Second Report and Order. The Commission clarified that the franchising rules and findings it extended to incumbent cable operators in the 2006 Order do not apply to state laws governing cable television operators, or to any state-level cable franchising process.

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

  Franchise Renewal

        Franchise renewal, or approval for the sale, transfer or assignment of a franchise, may involve the imposition of additional requirements not present in the initial franchise agreement. Franchise renewal is not guaranteed, but federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises are typically issued for 10 to 15 year initial terms, but the terms do vary depending upon whether we are operating under a local or state franchise, and many of our existing franchise terms will expire over the course of the next several years. Still, we expect our franchises to be renewed by the relevant franchising authority. The 2006 Order discussed under "—Franchise Authority" above, as well as some state laws that regulate the issuance of state video franchises, reduce the potential for unreasonable conditions being imposed upon renewal.

  Pole Attachments

        The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights-of-way pursuant to regulated rates and set timeframes is highly beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 20 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Illinois, Michigan and Ohio have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency's jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator. It is uncertain, however, how the Open Internet Order discussed below might impact our pole attachment rights and costs.

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

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the "Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices.

        It is unclear how the Open Internet Order may affect our business, but it is possible that the new rules imposed by the Order will increase our costs, impact our ability to provide service to our customers and adversely affect our profitability. Although uncertain, we expect that: (i) the legality of the Open Internet Order will be challenged in court; and/or (ii) the United States Congress will introduce legislation that will repeal or alter the Order.

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

  Potential Regulatory Changes

        The regulation of cable television systems at the federal, state and local levels has substantially changed over the past two decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others cannot be ascertained with any certainty at this time. Our business could be adversely affected by future changes in regulations.

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

  Universal Service

        The Federal Universal Service Fund ("USF") is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC's universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international telecommunications revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the fourth quarter of 2014 was 16.1% of gross assessable interstate and international telecommunications revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive. The FCC has recently indicated its intent to cap increases on this fund in the context of the ICC order referenced above, but whether or not the contribution factor decreases over time remains to be seen.

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

  Customer Proprietary Network Information and Personally Identifiable Information

        We are subject to specific customer privacy obligations with respect to both our telephone and cable services. FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing telecommunications services. Such protected information, known as Customer Proprietary Network Information ("CPNI"), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state- specific CPNI rules. The FCC's rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs, and file a certification with the FCC stating that its policies and procedures ensure compliance. If a federal or state regulatory body determines that we have breached the applicable regulations or implemented the FCC's requirements incorrectly, we could be subject to fines or penalties. Additionally, the FCC is considering whether supplemental security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

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

Franchises

        As described above, cable television systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Cable system franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions, the maintenance of insurance and indemnity bonds, the payment of franchise fees and the support of PEG channels. We are currently in the process of renegotiating a small number of expired franchises. We anticipate that those franchises will be renewed. Local regulation of cable television operations and franchising matters is currently subject to federal regulation under the Communications Act and the corresponding regulations of the FCC. The FCC has taken recent steps toward streamlining the franchising process. See "—Legislation and Regulation—Regulation of Cable Services" above.

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

        Our industry is, and will continue to be, highly competitive. Some of our principal residential services competitors, including other cable and local telephone companies, offer services that provide features and functions comparable to the residential high-speed data, video, and/or telephony that we offer, and these competitors offer these services in bundles similar to ours. In most of our markets, cable competitors have invested in their networks and are able to offer a product suite which is comparable to ours. In addition, in some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two-way video, high- speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. Consequently, there are more than two providers of "triple-play" services in some of our markets.

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

        In providing video service, we currently compete with Bright House, Charter, Comcast, Mediacom, Time Warner, Cox, At&T and Verizon. We also compete with satellite television providers, including DIRECTV and Echostar. Satellite television providers typically offer local broadcast television stations, which further reduces our current advantage over satellite television providers and our ability to attract and maintain customers.

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

A prolonged economic downturn, especially any downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased revenues.

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

        Programming has been our largest single operating expense. In recent years, the cable industry has experienced rapid increases in the cost of cable programming, retransmission consent charges for local commercial television broadcast stations and regional sports programming. We expect these trends to continue. As compared to large national providers, our relatively modest base of subscribers limits our ability to negotiate lower programming costs. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming cost increases on to our customers. Furthermore, content providers may be unwilling to enter into distribution arrangements on acceptable terms and owners of non-broadcast video programming content may enter into exclusive distribution arrangements with our competitors. Any inability to pass programming cost increases on to our customers would have an adverse impact on our gross profit and a failure to carry programming that is attractive to our subscribers could adversely impact subscription and advertising revenues.

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

        In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services, or to which we delegate certain functions. A general economic downturn, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our operations, business, financial condition or results of operations.

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

        On December 21, 2010, the FCC adopted an "Open Internet Order" imposing net neutrality obligations on broadband Internet access providers. The new "Open Internet" rules, which became effective on November 20, 2011, are based on the principles of (1) transparency, (2) no blocking and (3) no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers are required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both their website and at the point- of-sale. In addition, subject to "reasonable network management," fixed broadband Internet access providers are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. Verizon and other parties filed for additional FCC review, and filed an appeal challenging the FCC's authority to issue such rules, which was heard by the U.S. Court of Appeals for the D.C. Circuit. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC's 2010 Open Internet Order rules that had banned blocking or discriminatory treatment of web sites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators (the "D.C. Circuit Order"). At the same time, the court approved the agency's requirement that broadband providers adequately disclose their policies regarding blocking and "network management" (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.).

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the "Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices.

        If the Open Internet Order survives legal challenge and remains unmodified by future legislation, the new rules imposed by the Order may increase our costs, impact our ability to provide service to our customers and adversely affect our profitability.

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

        Under current FCC rules, rates for basic service tier ("BST") video service and associated equipment may be regulated. In all of the communities we serve, we are not subject to BST video rate regulation, however, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is "effective competition." Except for telephony services provided by our operating companies that are ILECs (which are subject to certain rate regulations), there is currently no rate regulation for our other services, including high-speed data and non- ILEC telephony services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for our video services or regulate the rates of other services, such as high-speed data and telephony services, which could impede our ability to raise rates, or require rate reductions, and therefore could adversely affect our operations, business, financial condition or results of operation.

We operate our network under franchises that are subject to non- renewal or termination.

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

        We provide our services to areas in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Ohio, South Carolina and Tennessee, which are in the Southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States, and the Southeastern or Midwestern United States in particular, could affect all of our markets and could adversely affect our operations, business, financial condition or results of operation.

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

        In addition, as part of our ongoing effort to integrate WOW and Knology and successfully operate the combined company, we will regularly evaluate, on an ongoing basis, our senior management capabilities in light of, among other things, our business strategy, changes to our capital structure in connection with the acquisition, developments in our industry and markets and our ongoing financial performance. Accordingly, we may consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. Accordingly, our organizational structure and senior management team may change in the future. Changes to our senior management team could result in a material business interruption and material costs, including as a result of severance or other termination payments.

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

  •
  limit our ability to pursue strategic alternatives, including merger or acquisition transactions; and

  •
  limit our ability to plan for or react to changes in our business and industry.

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

        We experienced net losses for fiscal years 2014, 2013 and 2012 and may continue to report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our cable systems. If we continue to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

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

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        During 2014, we leased our executive corporate offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries.

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

Item 6.    Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF WOW

        The following table sets forth selected historical consolidated financial data for WideOpenWest Finance, LLC and its subsidiaries ("WOW") for the periods presented. The balance sheet data as of December 31, 2014 and 2013, and the statement of operations data for the years ended December 31, 2014, 2013 and 2012 set forth below are derived from the audited consolidated financial statements of WOW included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2012, 2011 and 2010 and the statement of operations data for the years ended December 31, 2011 and 2010 are derived from the audited consolidated financial statements of WOW not included in this Annual Report.

        The selected financial data below should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the

consolidated financial statements included elsewhere in this Annual Report. WOW's historical operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Statement of Operations Data:
Revenue	$1,264.3	$1,199.7	$910.4	$613.9	$583.9

Costs and expenses:
Operating (excluding depreciation and amortization)	737.0	663.9	515.0	344.9	327.4
Selling, general and administrative	135.8	135.8	104.4	48.8	43.5
Depreciation and amortization	251.3	256.4	203.9	136.7	139.7
Management fee to related party	1.7	1.7	1.4	1.1	1.1

	1,125.8	1,057.8	824.7	531.5	511.7

Income from operations	138.5	141.9	85.7	82.4	72.2
Other income (expense):
Interest expense	(237.0)	(242.0)	(180.4)	(75.1)	(93.0)
Realized and unrealized gain (loss) on derivative instruments, net	4.1	3.4	(9.4)	12.6	15.6
Gain on sale of assets	52.9	—	—	—	—
Loss on early extinguishment of debt	—	(58.1)	(8.3)	—	—
Other income (expense), net	3.4	(0.2)	0.2	(0.5)	(0.2)

Income (loss) before provision for income tax	(38.1)	(155.0)	(112.2)	19.4	(5.4)
Income tax benefit (expense)	14.9	(6.2)	0.7	3.2	(1.1)

Net income (loss)	$(23.2)	$(161.2)	$(111.5)	$22.6	$(6.5)

Balance Sheet Data:
Total assets	$2,840.4	$2,794.0	$2,853.0	$844.7	$878.1
Total debt, including capital lease obligations	$3,090.9	$3,030.2	$2,952.0	$1,441.7	$1,435.0
Total liabilities	$3,644.8	$3,573.3	$3,471.1	$1,545.3	$1,549.4
Other Financial Data:
Capital expenditures	$251.9	$221.9	$158.2	$150.8	$107.4

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

Overview

        We are a fully integrated provider of cable television ("Video"), high-speed data ("HSD") and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At December 31, 2014, our networks passed 2,985 thousand homes and served 809 thousand total customers, reflecting a total customer penetration rate of approximately 27%.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functionality similar to our HSD, Video and Telephony services. We believe that our strategy of operating primarily in secondary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value bundling of our services and investments in new service offerings.

        We believe that a decline in the U.S. economy, including a downturn in the housing market or increase in unemployment rates may adversely affect consumer demand for our services. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market could severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

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

Sale of South Dakota Systems

        On September 30, 2014, we and Clarity Telecom ("Clarity") consummated an asset sale agreement in which Clarity acquired our Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems") for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the agreement. We anticipate that the sale of the South Dakota Systems will enhance our operating efficiencies and enable us to continue focusing more aggressively on our long-term strategic initiatives. We recorded a gain of $52.9 million related to the sale. Because the sale of the South Dakota systems was consummated on September 30, 2014, our reported subscriber information for the 3rd quarter ended September 30, 2014 excludes customer relationships.

Work force Reduction

        During the fourth quarter 2014, we committed to a workforce reduction plan whereby we eliminated approximately 275 employees across all levels and geographic regions. We implemented this plan to compete more efficiently and better position ourselves for future growth.

Additional 10.25% Senior Notes

        On April 1, 2014, we issued $100.0 million aggregate principal amount of additional 10.25% Senior Notes, due 2019, (the "Additional Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 113.0% plus interest deemed to have accrued from January 15, 2014. We used the net proceeds of the offering to repay the borrowings outstanding under our revolving credit facility, for general corporate purposes, and to pay certain fees and expenses relating to the offering.

        The Additional Notes have been issued under the indenture governing our existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012 ("Senior Notes"). The Additional Notes are treated as a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes. We agreed to file an exchange offer for the Additional Notes in a registration statement (the "Exchange Offer") with the SEC no later than 270 days from April 1, 2014. We filed the registration statement with the SEC on June 18, 2014 and the registration statement became effective on June 30, 2014. The Exchange Offer was completed on July 31, 2014.

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

        The First Amendment provides for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments totaling $4.9 million beginning June 30, 2013. Pursuant to the First Amendment, the Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% or ABR plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%.(prior to the Second Amendment)
Term B Loans	If the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. If the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%. LIBOR floor of 1.00%.

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

        The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in our consolidated financial statements beginning September 27, 2013. Including closing adjustments we paid cash consideration of $15.4 million at closing, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification ("ASC") 805 "Business Combinations", we have recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.6 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone. During the year ended December 31, 2014, we adjusted the contingent consideration liability based on projected achievement of certain financial metrics as defined in the asset purchase agreement, resulting in a fair value adjustment of $2.9 million. As of December 31, 2014, the contingent consideration liability is $1.7 million.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 84% and 92% of our total assets at December 31, 2014 and December 31, 2013, respectively.

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

Legal and other contingencies

        Legal and other contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change. A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses or facts and circumstances change. The actual costs of resolving a claim may be substantially different from the amount of reserve we recorded. In addition, in the normal course of business, we are subject to various other legal and regulatory claims and proceedings directed at or involving us, which in our opinion will not have a material adverse effect on our financial position or results of operations or liquidity.

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

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. We define Total RGU's (Revenue Generating Units) as the sum of HSD subscribers, video subscribers and telephony subscribers. The following table summarizes homes passed, total customers, subscribers and total RGU's for our services as of each respective date (in thousands):

	Mar. 31 2013	June 30 2013	Sep. 30 2013	Dec. 31 2013	Mar. 31 2014	June 30 2014	Sep. 30, 2014(2)	Dec. 31, 2014(2)
Homes passed	2,968	2,981	2,987	2,995	2,997	3,114	2,978	2,985
Total customers(1)	817	815	831	841	853	868	816	809
HSD subscribers	707	709	725	740	757	770	730	728
Video subscribers	691	682	691	694	694	699	654	635
Telephony subscribers	433	430	427	424	419	416	374	359

Total RGU's	1,831	1,821	1,843	1,858	1,870	1,885	1,758	1,722

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Due to the sale of our South Dakota Systems on September 30, 2014, the South Dakota Systems homes passed and subscribers are not included in the above table for the quarters ended September 30, 2014 and December 31, 2014.

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

Financial Statement Presentation

Revenue

        Our operating revenue is primarily derived from monthly charges for HSD, Video, Telephony and other services to residential and business customers, in addition to advertising and other revenues.

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

        Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 90%, 92% and 92% for the years ended December 31, 2014, 2013 and 2012, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty. The remaining approximate 10% of non-subscription revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

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

        We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. As noted above we initiated a work force reduction plan to better align this cost structure with future business planned growth. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Results of operations

Yearly Comparison

  Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year ended December 31,		Change
	2014	2013	$	%
Revenue	$1,264.3	$1,199.7	$64.6	5%
Costs and expenses:
Operating (excluding depreciation and amortization)	737.0	663.9	73.1	11%
Selling, general and administrative	135.8	135.8	—	*
Depreciation & amortization	251.3	256.4	(5.1)	(2)%
Management fee to related party	1.7	1.7	—	*

	1,125.8	1,057.8	68.0	6%

Income from operations	138.5	141.9	(3.4)	(2)%
Other income (expense):
Interest expense	(237.0)	(242.0)	(5.0)	(2)%
Realized and unrealized gain on derivative instruments, net	4.1	3.4	0.7	21%
Gain on asset sale	52.9	—	52.9	*
Loss on early extinguishment of debt	—	(58.1)	(58.1)	*
Other (expense) income, net	3.4	(0.2)	3.6	*

Loss before provision of income taxes	(38.1)	(155.0)	116.9	75%
Income tax benefit (expense)	14.9	(6.2)	21.1	*

Net loss	$(23.2)	$(161.2)	$138.0	86%

*
Not meaningful

  Revenue

        Revenue for the year ended December 31, 2014 increased $64.6 million or 5% as compared to revenue for the year ended December 31, 2013 as follows:

	Year ended December 31,		Change
	2014	2013	$	%
		(in millions)
Residential subscription	$1,038.2	$1,011.9	$26.3	3%
Commercial subscription	95.8	91.9	3.9	4%

Total subscription	1,134.0	1,103.8	30.2	3%
Other commercial services	24.6	17.0	7.6	45%
Other	105.7	78.9	26.8	34%

	$1,264.3	$1,199.7	$64.6	5%

        Of the $30.2 million, or 3%, increase in Subscription Revenue, approximately $41.8 million is attributable to the increase in average revenue per unit ("ARPU) of our customer base which is calculated as total subscription revenue divided by the average total customers for the respective period. Offsetting these increases from ARPU was a decrease in Subscription Revenue attributable to the disposition of the South Dakota markets on September 30, 2014 totaling $19.5 million. The remaining increase of $7.9 million is attributable to year over year increase in average total customers

        The increase in Other Commercial Services of $7.6 million is primarily attributable to the inclusion of a full year of operating results in fiscal year 2014 related to our Bluemile Asset acquisition in September of 2013, with the remaining increase due to increases in our wholesale revenue.

        The increase in Other revenue of $26.8 million is primarily due to (i) $14.9 million increase in customer related activity fees (i.e. installation, reactivation and service calls) due to increased customers in the period and (ii) increased franchise fee and other regulatory fees of $5.3 million as a result of increased video and telephony revenue.

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) increased $73.1 million, or 11%, in the year ended December 31, 2014, as compared to the year ended December 31, 2013. We experienced increases in video programming expenses of $48.5 million primarily due to higher rates charged by programmers and an increase in franchise fees. Remaining increases were due to a $5.1 million increase in bad debt expense, $3.6 million increase due to increased usage of out-sourced call center activity and $7.4 million increase in USF fees, software expense and greater bandwidth usage from higher data- speed service.

  Selling, General and Administrative Expenses

        SG&A expenses stayed consistent for year ended December 31, 2014, as compared to the year ended December 31, 2013. Excluding our one-time charge related to our workforce reduction of $6.4 million, our overall SG&A expenses decreased primarily due to the realization of synergies and an increase in capitalized labor. Offsetting this decrease were increases in commercial marketing and sales expense.

        We expect to realize approximately $20.0 million in annualized cost savings as a result of the workforce reduction beginning in the late fourth quarter of 2014.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses decreased $5.1 million, or 2%, in the year ended December 31, 2014, as compared to the year ended December 31, 2013 primarily due to the sale of South Dakota assets on September 30, 2014. Additionally, during the year ended December 31, 2014, we had an increase in retirements of fully depreciated assets as compared to December 31, 2013.

  Management Fee to Related Party Expenses

        We pay a quarterly management fee of $375 thousand plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of our Parent).

  Interest Expense

        Interest expense decreased $5.0 million, or 2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The year over year decrease is primarily due to the accretion of the debt premium associated with the incremental issuance on April 1, 2014 of our $100.0 million in principal Senior Notes, due 2019.

  Gain on asset sale

        A gain on asset sale related to the sale of the South Dakota Systems totaling $52.9 million was recorded during the year ended December 31, 2014.

  Realized and Unrealized Gain on Derivative Instruments, Net

        Realized and unrealized gain (loss) on derivative instruments, net, increased $0.7 million to a net gain of $4.1 million for the year ended December 31, 2014 as compared to a net gain of $3.4 million in the year ended December 31, 2013. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

  Loss on Early Extinguishment of Debt

        In connection with our April 1, 2013 First Amendment refinancing of our Prior Senior Secured Credit Facility, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $57.3 million. On November 27, 2013, we entered into the Second Amendment to our Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as a result recorded a loss on extinguishment of debt of $0.8 million, representing the expense of prior debt issue costs. On July 17, 2012, we refinanced our then existing credit facilities and, as a result, recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $8.3 million.

  Other income (expense)

        Other income (expense) increased $3.6 million for the year ended December 31, 2014 when compared to the same period ended December 31, 2013. The increase is primarily due to a favorable adjustment related to our contingent labiality for our Bluemile acquisition in the amount of $2.9 million.

  Income Tax Benefit (expense)

        We acquired C Corporation subsidiaries in connection with the Knology Merger which are subject to federal income taxes. During the year ended December 31, 2014 we recognized an income tax benefit of $14.9 million driven primarily by the year over year change in our net deferred tax liabilities. We also established a valuation allowance against our deferred tax assets, after considering basis difference on franchise operating rights and tax basis goodwill, due to our current year pre-tax losses and uncertainty regarding the timing of generating taxable income in the future and our assessment that the realization of the deferred tax assets did meet the more likely than not criterion under ASC 740, Income Taxes.

        The Company is a limited liability company ("LLC") that is treated as a partnership for federal income tax purposes. Prior to the Knology Merger, our subsidiaries consisted only of LLC's, which are disregarded as separate entities for federal and state tax purposes.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        As noted under Executive Overview above, the comparability of our operating results between 2013 and 2012 is affected by our 2012 Acquisitions. The acquisition impact represents our estimate of the difference between the operating results of the period under comparison that is attributable to an acquisition. We base our estimate of the acquisition impact from the acquired entity's historical operating results prior to our acquisition and inclusion in our operating results. We exclude the acquisition impact from current period changes in order to reflect operating results that can better be considered as organic changes in periods subsequent to the acquisition. As a result, variances attributable to an acquired entity during the first twelve months following an acquisition date represent differences between the estimated acquisition impact and actual results. The 2012 Acquisitions impact represents the historical operating results of the Knology Merger for the period January 1 to July 16, 2012 and our estimate of the Mid-Michigan Assets operating results for the period January 1 to January 12, 2012.

	Year ended December 31,		Change		Change excluding 2012 Acquisitions
	2013	2012	$	%	$	%
	(in millions)
Revenue	$1,199.7	$910.4	$289.3	32%	$0.7	*

Costs and expenses:
Operating (excluding depreciation and amortization)	663.9	515.0	148.9	29%	2.3	*
Selling, general and administrative	135.8	104.4	31.4	30%	2.2	2%
Depreciation & amortization	256.4	203.9	52.5	26%	(22.4)	(11)%
Management fee to related party	1.7	1.4	0.3	21%	0.3	21%

	1,057.8	824.7	233.1	28%	(17.6)	(2)%

Income from operations	141.9	85.7	56.2	66%	18.3	21%
Other income (expense):
Interest expense	(242.0)	(180.4)	(61.6)	(34)%
Realized and unrealized gain (loss) on derivative instruments	3.4	(9.4)	12.8	*
Loss on early extinguishment of debt	(58.1)	(8.3)	(49.8)	*
Other income (expense), net	(0.2)	0.2	(0.4)	*

Loss before provision for income tax	(155.0)	(112.2)	(42.8)	(38)%
Income tax benefit (expense)	(6.2)	0.7	(6.9)	*

Net loss	$(161.2)	$(111.5)	$(49.7)	(45)%

*
Not meaningful

  Revenue

        Total revenue increased $289.3 million, or 32%, in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total revenue increased $0.7 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012. These increases were primarily due to implemented annual rate increases, increases in equipment rental during the period, and organic growth in customers offset by decrease in ARPU. We attribute our revenue growth to our attractive bundled service offerings; focus on local sales and marketing strategies, and industry-leading customer service.

        The following table summarizes the change in subscription and other revenue:

	Subscription revenue	Other revenue	Total
	(in millions)
Year ended December 31, 2012	$850.2	$60.2	$910.4
Impact of 2012 Acquisitions(1)	263.4	25.2	288.6

	1,113.6	85.4	1,199.0
Increase (decrease) due to changes in:
Increase average total Customers	7.9	—	7.9
Decrease in ARPU	(17.7)	—	(17.7)
Increase non-subscription revenue	—	10.5	10.5

	(9.8)	10.5	0.7
Year ended December 31, 2013	$1,103.8	$95.9	$1,199.7

(1)
Represents revenues attributable to Knology for the period January 1 to July 16, 2012 and Mid-Michigan Assets for the period January 1 to January 12, 2012.

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) increased $148.9 million, or 29%, in the year ended December 31, 2013, as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total operating expenses (excluding depreciation and amortization) increased $2.3 million for the year ended December 31, 2013 as compared to year ended December 31, 2012. We experienced increases in video programming expenses primarily due to higher rates charged by programmers. Remaining increases were due to greater bandwidth usage from higher data- speed service as well as increased telephony direct costs.

  Selling, General and Administrative Expenses

        SG&A expenses increased $31.4 million, or 30%, in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total SG&A expenses increased $2.2 million, or 2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily due to increase in non- recurring integration costs, including those related to our billing system conversion, offset by the impact of synergies and efficiencies realized in 2013.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses increased $52.5 million, or 26%, in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding the impact of the 2012 Acquisitions, total depreciation and amortization expenses decreased $22.4 million, or 11%, in the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to retirements and assets being fully depreciated offset by capital expenditures in the period.

  Management Fee to Related Party Expenses

        We pay a quarterly management fee plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of our Parent). During July 2012, the quarterly management fee of $250,000 per quarter increased to $375,000 per quarter.

  Interest Expense

        Interest expense increased $61.6 million, or 34%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in interest expense is due to the increased level of long- term debt on an annual basis due primarily to the July 17, 2012 refinancing of our then existing debt and the financing for the Knology Merger and the associated increase in borrowings in 2013 partially offset by a decrease in the overall effective interest rates on our Senior Secured Credit Facilities, primarily due to our April 1 and November 27, 2013 refinancings. The Senior Secured Credit Facilities and Notes have an overall effective interest rate of approximately 7% at December 31, 2013 versus an overall effective interest rate of 8% of our then existing debt at December 31, 2012.

  Realized and Unrealized Gain (Loss) on Derivative Instruments, Net

        Realized and unrealized gain (loss) on derivative instruments, net increased $12.8 million to a net gain of $3.4 million for the year ended December 31, 2013 as compared to a net loss of $9.4 million in the year ended December 31, 2012. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

  Loss on Early Extinguishment of Debt

        In connection with our April 1, 2013 First Amendment refinancing of our Prior Senior Secured Credit Facility, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $57.3 million. On November 27, 2013, we entered into the Second Amendment to our Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as a result recorded a loss on extinguishment of debt of $0.8 million, representing the expense of prior debt issue costs. On July 17, 2012, we refinanced our then existing credit facilities and, as a result, recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of approximately $8.3 million.

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

Liquidity and Capital Resources

        At December 31, 2014, we had $366.9 million in current assets, including $263.9 million in cash and cash equivalents, and $278.6 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $3,090.9 million, of which $22.9 million is classified as current in our consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. Although we have experienced customer and subscriber losses, at December 31, 2014, we had borrowing capacity of

$191.7 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $33.2 million from $168.3 million for the year ended December 31, 2013 to $201.5 million for the year ended December 31, 2014. The increase in net cash provided by operating activities for the year ended December 31, 2014 over the prior year was primarily due to $13.0 million premium received from our debt issuance during the twelve months ended December 31, 2014 and a soft call premium payment of $19.1 million during the twelve months ended December 31, 2013. An increase in accounts receivable driven by increases in revenue for the twelve months ended December 31, 2014 was offset by other changes in operating assets and liabilities.

        Net cash provided by operating activities increased $20.6 million from $147.7 million for the year ended December 31, 2012 to $168.3 million for the year ended December 31, 2013. The increase was primarily due to a 2012 soft call premium of $19.1 million related to debt issuance.

Investing Activities

        Net cash provided by (used) in investing activities increased $242.0 million from $236.4 million cash in investing activities for the year ended December 31, 2013 to $5.6 million cash provided by investing activities for the year ended December 31, 2014. The change is due to the receipt of cash proceeds of $262.0 million from the sale of our South Dakota Systems offset primarily by increases in capital expenditures of $30.0 million when compared to the same period ended December 31, 2013.

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

Financing Activities

        Net cash provided by financing activities decreased $29.2 million from $69.1 million for the year ended December 31, 2013 to $39.9 million for the year ended December 31, 2014. The decrease is primarily due to payments on borrowings outstanding under our Senior Secured Credit Facility, and the repurchase of certain equity interests of former employees of $1.9M.

        Net cash provided by financing activities decreased $735.9 million to $69.1 million for the year ended December 31, 2013 compared to $805.0 million for the year ended December 31, 2012 primarily due to borrowings and equity to fund the Knology Merger and Mid-Michigan Assets acquisition in 2012 offset by incremental new borrowings as a result of our April 1 and November 27, 2013 refinancings of our Secured Credit Facility.

Capital Expenditures

        Capital expenditures were $251.9 million, $221.9 million and $158.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Contractual Obligations

        We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet. The long term debt obligations are our principal payments on cash debt service obligations. Capital lease obligations are future lease payments on certain video equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014.

        The following table summarizes certain of our obligations as of December 31, 2014 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Long term debt obligations	$3,080.7	$19.9	$457.7	$2,603.1	$—
Fixed-rate interest(1)	593.2	124.0	248.8	220.4	—
Programming obligations(2)	9.7	4.7	5.0	—	—
Capital lease obligations	10.3	3.3	4.6	2.3	0.1
Operating lease obligations(3)	42.2	7.8	14.4	11.6	8.4

Total	$3,736.1	$159.7	$730.5	$2,837.4	$8.5

(1)
The fixed rate interest payments included in the table above assumes that our fixed-rate Notes outstanding as of December 31, 2014 will be held to maturity. Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $1,952.8 million of variable-rate Senior Secured Credit Facilities as of December 31, 2014 is held to maturity, and utilizing interest rates in effect at December 31, 2014, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2014 is anticipated to be approximately $96.2 million for fiscal year 2015, $183.1 million for fiscal years 2016-2017, $103.5 million for fiscal years 2018-2019 and $0.8 million thereafter. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2014.

(2)
Programming obligations consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to the actual number of subscribers to the programming services. The amounts in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. In the normal course of business, we have also entered into numerous contracts to purchase programming content where our payment obligations are fully contingent on the number of subscribers to whom we provide the content. The terms of our contracts typically have annual rate increases and expire in 2015 through 2017. Our programming expenses will continue to increase, more so to the extent we grow our subscriber base.

  Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

(3)
In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $7.8 million, $7.6 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2014, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an alternative base rate ("ABR") (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of December 31, 2014, after considering our interest rate swaps and caps, approximately 76% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2014) would result in an annual interest expense change of up to approximately $14.7 million on our Senior Secured Credit Facility.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the related notes thereto and the reports of independent accountants are included in this annual report beginning on page F-1.

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

        In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        As of December 31, 2014, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control system was designed to provide reasonable assurance to WOW's management and board of managers regarding the preparation and fair presentation of published financial statements.

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on management's assessment utilizing these criteria we believe that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Name	Age	Position
Steven Cochran	43	Chief Executive Officer and Manager
Richard E. Fish, Jr.	49	Chief Financial Officer
Cash Hagen	40	Chief Technical Officer
Cathy Kuo	49	Chief Operating Officer
Craig Martin	63	General Counsel and Secretary
Colleen Abdoulah	55	Chairperson and former Chief Executive Officer
David Burgstahler	46	Manager
Phil Seskin	51	Manager
Brendan Scollans	41	Manager
Dudley Slater	57	Manager

        The following is a brief biography of our Parent's executive officers, managers and certain key employees:

        Steven Cochran, Chief Executive Officer and Manager.    Mr. Cochran is our Parent's Chief Executive Officer and a member of our Parent's Board of Managers, positions he has held since April 1, 2014. Before his appointment as CEO, he had been our Chief Financial Officer from October 2002 until July 2012, our Chief Operating Officer from 2008 to April 1, 2014, and our President from 2010 to April 1, 2014. Prior to joining WOW, Mr. Cochran was with Millenium Digital Media from May 1998 to October 2002 where he served as the Senior Vice President and Chief Financial Officer during the last year of his time there. Mr. Cochran also worked in public accounting at Arthur Andersen. Mr. Cochran received his undergraduate degree in Economics and holds a Master's of Accounting Science from the University of Illinois—Urbana Champaign.

        Richard E. Fish, Jr., Chief Financial Officer.    Mr. Fish joined the WOW team in January 2013 as Chief Financial Officer and brings 22 years of experience in various financial, operational and business development leadership positions in the telecommunications industry to WOW. Prior to joining WOW, Mr. Fish served as the Executive Vice President & Chief Financial Officer at ITC^DeltaCom where he was responsible for all finance, accounting and treasury related functions. Prior to ITC^DeltaCom, Mr. Fish was the Chief Financial Officer at ICG Communications and served in various financial and operating leadership positions with AT&T and Teleport Communications Group. Mr. Fish began his career with Arthur Andersen, received his undergraduate degree from the University of Nebraska and is a Certified Public Accountant.

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

        Cathy Kuo, Chief Operating Officer.    Ms. Kuo is our Parent's Chief Operating Officer, a position she has held since April 1, 2014. Before her appointment as Chief Operating Officer, Ms. Kuo had been our Chief Marketing Officer since December 2010 and Senior Vice President of Marketing since 2001. Prior to joining WOW, Ms. Kuo served as Vice President of Branding & Partnership Marketing and Vice President of Consumer Offerings for AT&T Broadband from February 1999 to November 2001. Ms. Kuo started working in the cable industry in 1997 when she joined Tele-Communications, Inc. as Director of Marketing. She received her undergraduate degree in Business Economics from Brown University.

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

        Colleen Abdoulah, Chairperson and Manager.    Ms. Abdoulah is the Chairperson of our Parent's board of managers. Ms. Abdoulah previously served as our parent's Chief Executive Officer through March, 2014, a position which she held since May 2003. Ms. Abdoulah resigned as CEO effective April 1, 2014 and continues to serve as Chairwoman of the Board. Prior to becoming our Parent's Chief Executive Officer she was our Parent's President and Chief Operating Officer from August 2002 until May 2003. Before joining WOW, Ms. Abdoulah was Executive Vice President of Wireline Services at AT&T Broadband, the cable operations arm of AT&T, and Assistant to the Chief Operating Officer and Senior Vice President of Cable Operations for TCI Communications, Inc. Ms. Abdoulah began her career as an account executive with public relations and advertising firms in Canada and Cincinnati, Ohio. She received her undergraduate degree in Public Relations and Marketing from Mount Royal College in Calgary and her Master's degree in Business Administration from the University of Denver. She is the current chairperson of the American Cable Association, a past Vice President of the Executive Board of Women in Cable and Telecommunications, and a past Chairperson for the Women in Cable Telecommunications Foundation and the Rocky Mountain Children's Law Center.

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

Board of Managers

        The Board of Managers is responsible for the management of our business. The Board of Managers is comprised of six managers. Pursuant to the Fourth Amended and Restated Operating Agreement of our Parent, effective as of July 17, 2012 (the "Operating Agreement"), Avista has the right to determine the number of managers on the Board of Managers and to appoint a majority of the members serving on the Board of Managers. Colleen Abdoulah, our former Chief Executive Officer serves as Chairperson and a member of the Board of Managers pursuant to appointment by Avista. Messrs. Burgstahler, Scollans, Seskin and Slater were appointed by Avista pursuant to the Members Agreement. Mr. Cochran was appointed as manger by Avista in connection with his appointment as our Chief Executive Officer.

        Although our securities are not registered or traded on any national securities exchange, we believe that Mr. Slater would be considered independent for either Board of Managers or Audit Committee purposes.

Board Committees

        The Audit Committee is composed of Messrs. Scollans and Seskin. In light of our status as a closely held company and the absence of a public trading market for our membership interests, the Board of Managers has not designated any member of the Audit Committee as an "audit committee financial expert." The Compensation Committee is composed of Messrs. Burgstahler and Scollans.

Code of Ethics

        We have adopted a code of conduct and ethics for all of our employees, including our principal executive, financial and accounting officers and our controller, or persons performing similar functions, and each of the non- employee managers on our Board of Managers. The Code of Ethics is available in the "Investor Relations" section of our website at www.woway.com. Waivers of the Code of Ethics, if any, will be made by the Board of Managers and will be publicly disclosed in the "Investor Relations" section of our website.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis ("CD&A") provides information regarding the 2014 fiscal year compensation program for each individual who served as a principal executive officer or principal financial officer during 2014 and the three other executive officers at fiscal year-end who were our most highly compensated executives. Those individuals were (the "named executive officers" or "NEOs"):

  •
  Steven Cochran, Chief Executive Officer ("CEO")(1)

  •
  Richard E. Fish, Jr., Chief Financial Officer

  •
  Craig Martin, General Counsel and Secretary

  •
  Cathy Kuo, Chief Operating Officer

  •
  Cash Hagen, Chief Technical Officer

  •
  Colleen Abdoulah, Chairperson, former Chief Executive Officer(2)

        Unless the context requires otherwise, references to the "Compensation Committee" or the "Committee" in this CD&A refer to the Compensation Committee of our Board.

Executive Summary

        The following is a summary of key aspects of our 2014 compensation programs for our named executive officers:

  •
  Multi-faceted compensation program.  Each named executive officer participates in two primary elements of the Company's executive compensation program: a base salary and an annual cash bonus. Base salaries provide a fixed amount of compensation that is required to retain key executives. Annual bonuses are awarded based upon achievement of specified performance targets established in connection with our annual bonus plan, which in 2014 was the 2014 Management Bonus Plan ("2014 MBP"). In addition, from time to time, we have granted long-term incentive awards consisting of unit-based equity members interests of our Parent. When granted, these awards are granted under the Management Equity Plan described below in "Long-Term Equity Incentive Awards".

  •
  Emphasis on pay-for-performance.  Cash bonuses under the 2014 MBP may be earned based on individual performance and the achievement of specified performance measures.

  •
  Employment Agreements.  Each named executive officer is subject to an employment agreement with the Company. Those agreements generally provide for cash severance upon a termination by the Company without cause or by the Company for good reason. The employment agreements do not provide tax gross-ups.

  •
  Merit-Based and Promotion-Based Increases in Base Salaries.  During 2014, each of Mr. Fish, Mr. Martin, and Mr. Hagen, received a merit-based increase in their base salaries. Promotional base salary increases were received by Mr. Cochran and Ms. Kuo. Ms. Abdoulah did not have an increase in salary in 2014, as her employment status was altered by the Chairwoman Agreement described below.

(1)
Mr. Cochran began serving as the Company's CEO effective April 1, 2014.

(2)
Ms. Abdoulah served as the Company's CEO until March 31, 2014.

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

Compensation Philosophy and Objectives

        The Company's 2014 compensation program for its executive officers was designed to attract, motivate, reward and retain key executives and employees to enhance membership interest value by emphasizing performance-based compensation. The Company believes that its compensation programs link performance to both annual and long-term goals and objectives and provides total compensation that is both fair and competitive.

        Our policy for allocating between currently paid and long-term compensation is to provide adequate base compensation to attract and retain personnel, while offering additional incentives to achieve short-term and long-term financial performance goals and to maximize long-term value for our members. Our compensation policy provides us the flexibility to allocate between short-term and long-term compensation and between cash and equity-based compensation. We provide cash compensation in the form of a base salary to meet competitive salary norms. In addition, we provide annual cash bonuses which reward executive achievement of short-term goals. We also developed a long-term equity incentive program, re-established in 2012 in connection with the Operating Agreement, to align executive pay with long term gains in membership interest value and long-term financial performance results. We granted awards in 2012 upon establishment of the program, and again granted awards in 2014. Long-term equity incentive programs are not customarily granted on an annual basis.

        The primary objectives of our 2014 compensation program are to:

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

Compensation Determination Process

  Compensation Differences Among Named Executive Officers

        The Company does not have a fixed internal pay equity scale but rather determines the compensation for each position based upon individual responsibilities and market dynamics. The job responsibilities of our named executive officers in 2014 were as follows: Steven Cochran, Chief Executive Officer beginning April 1, 2014 (President and Chief Operating Officer prior to such time); Colleen Abdoulah, Chairperson (and Chief Executive Officer until April 1, 2014); Richard E. Fish, Jr., Chief Financial Officer; Craig Martin, General Counsel and Secretary; Cathy Kuo, Chief Operating Officer beginning April 1, 2014 (Chief Marketing Officer prior to such time); and Cash Hagen, Chief Technical Officer.

        Peer group analysis plays a significant factor in establishing total compensation for our named executive officer. The total compensation among our named executive officers varies as a result of each executive's individual performance and overall duties and responsibilities.

  Role of the Board and Chief Executive Officer

        All executive compensation decisions are made by our Compensation Committee. The Committee takes significant direction from the recommendations of our CEO, with input from our Senior Vice President for Human Resources, regarding the design and implementation of the executive compensation program, because Mr. Cochran has significant involvement in, and knowledge of, the Company's business goals, strategies and performance, the overall effectiveness of the executive officers and each person's individual contribution to the Company's performance. Mr. Cochran and our Senior Vice President for Human Resources develop and recommend appropriate performance measures and targets for individual compensation levels and compile the competitive benchmark data. Mr. Cochran does not make recommendations with respect to his own compensation. In addition, when making its decisions, the Compensation Committee, considers the following factors:

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

Base Salary

        Each named executive officer received a base salary paid in cash. The employment agreements for each named executive officer established a base salary, subject to annual increases at the Company's discretion. Annual merit increases are generally effective January of the applicable year. The Committee and the CEO rely primarily on peer group analyses in determining annual salary increases while also considering the Company's overall performance, and the individual's experience, current performance and potential for advancement. In, 2014, each of Mr. Cochran and Ms. Kuo received base salary increases of 25.9% and 27.6%, respectively, in connection with their promotions. Mr. Martin, Mr. Fish, and Mr. Hagen received merit-based increases to their base salary of 2%, 5%, and 7.2%, respectively. Effective April 1, 2014, Ms. Abdoulah transitioned from our Chief Executive Officer to the Chair of the Board of Parent, and is now compensated pursuant to the Chairwoman Agreement described below. Ms. Abdoulah's base salary did not change in the three months she served as Chief Executive Officer.

        The following table sets forth the approximate base salaries approved for the named executive officers in 2013 and 2014, reflecting the increases effective on the dates set forth in the footnotes below:

Name	2013 Base Salary	2014 Base Salary
Colleen Abdoulah(1)	$714,000	$714,000
Steven Cochran(2)	$484,500	$610,000
Cathy Kuo(3)	$293,943	$375,000
Craig Martin(4)	$341,700	$348,534
Richard Fish, Jr(4).	$300,000	$315,000
Cash Hagen(4)	$293,943	$315,000

(1)
Effective April 1, 2014, Ms. Abdoulah no longer receives a salary and is compensated pursuant to the Chairwoman Agreement described below.

(2)
Effective January 26, 2014.

(3)
Effective April 6, 2014.

(4)
Effective April 20, 2014.

2014 Management Bonus Plan Compensation

        Each year, our Compensation Committee, in consultation with the company's CEO and SVP for Human Resources, establishes an annual incentive bonus plan. In 2014, that plan was the 2014 Management Bonus Plan, or 2014 MBP, which established incentive cash bonuses for each of our named executive officers based upon the achievement of certain business and individual or department objectives. The primary business objective used to determine bonus awards under the 2014 MBP was adjusted consolidated earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA"). For this purpose, we define Adjusted EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), gains (losses) realized and unrealized on derivative instruments, management fees to related party, the write-up or write-off of any asset, debt modification expenses, loss on extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including equity based compensation expense) and certain other income and expenses, as further defined in our credit facilities.

        Bonus levels are set as a percentage of base salary and are established based upon the individual's job-related responsibilities and corresponding impact on overall company performance. Assuming achievement of the company's designated financial targets (i.e., Adjusted EBITDA) and satisfactory performance of the named executive officer (as determined by the Compensation Committee and/or the CEO), either the Compensation Committee or the CEO makes the final determination of participant bonus awards for the named executive officers other than the CEO. The Compensation Committee makes the final determination of a bonus award as it relates to the CEO.

        The following table sets forth the specific target bonus (specified as a percentage of base salary, as in place when the targets were set), after adjustment for the merit increase described above for each of the named executive officers:

Name	Target Bonus (% of Base Salary)	Target Bonus Amount ($)
Steven Cochran	100%	$610,000
Cathy Kuo	50%	$187,500
Craig Martin	40%	$139,413
Richard Fish, Jr.	40%	$126,000
Cash Hagen	40%	$126,000
Colleen Abdoulah(1)	N/A	N/A

(1)
Ms. Abdoulah did not participate in the MBP in 2014.

        In general, bonuses were only to be paid out under the 2014 MBP if the Company's Adjusted EBITDA met or exceeded the Adjusted EBITDA achieved in the prior year, which was $436.5 million in 2013. If the Company's 2014 Adjusted EBITDA had exceeded by at least 6 1/2% of the Company's 2013 Adjusted EBITDA, our named executive officers would have been eligible to receive at least 100% of the Target. If the Company's 2014 Adjusted EBITDA had exceeded the Company's 2013 Adjusted EBITDA, but, by less than 6 1/2%, the Compensation Committee (or the CEO) could have in its discretion awarded a bonus to our named executive officers equal to less than 100% of Target. If the Company's 2014 Adjusted EBITDA had exceeded the Company's 2013 Adjusted EBITDA by more than 6 1/2%, the Compensation Committee (or the CEO) could have awarded bonuses to our named executive officers ranging from 100-150% of Target. In all cases, the Compensation Committee and the CEO were permitted to use negative discretion and determine not to award any bonuses under the 2014 MBP.

        The Company did not achieve its Adjusted EBITDA goals in fiscal year 2014, as 2014 Adjusted EBITDA was $438.1 million. Accordingly, no bonuses were paid to any of our NEOs under the 2014 MBP.

Management Equity Plan

        From time to time, our named executive officers are granted management incentive units ("Incentive Units") pursuant to a Management Incentive Unit Equity Plan (the "Management Equity Plan") under the Operating Agreement. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table" for a description of the Management Equity Plan. Grants under the Management Equity Plan are not automatically made on an annual basis. However, as a means to create more meaningful long-term incentives to management, on July 15, 2014 new Incentive Units were granted to our named executive officers as follows: Mr. Cochran was awarded 11,500 Incentive Units, Ms. Kuo was awarded 5,000 Incentive Units, Mr. Hagen was awarded 3,500 Incentive Units, and Messrs. Martin and Fish were each awarded 1,000 Incentive Units.

Retirement Plans

        In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our named executive officers that are consistent with market practices. We offer a 401(k) qualified defined contribution retirement plan for our employees, including named executive officers, we match 25% of each participant's voluntary contributions subject to a limit of the first 4% of the participant's compensation. The matching contributions vest 25% annually over a four- year period.

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

Equity Ownership Guidelines

        All grants of equity incentive units are subject to the provisions of the amended and restated Members Agreement dated July 17, 2012 and the amended and restated Registration Rights Agreement dated May 1, 2006 (as further revised by way of amendment dated July 17, 2012) which, among other things, restricts the transferability of such units in order to ensure alignment with our equity investors. We do not maintain formal equity ownership guidelines.

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

Tax and Accounting Implications

        In 2014, we were not subject to Section 162(m) of the Internal Revenue Code (the "Code"), as amended. In the event we become subject to Section 162(m) of the Code, the Compensation

Committee will consider the impact of Section 162(m) in the design of its compensation strategies annually.

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

 SUMMARY COMPENSATION TABLE

        The table below summarizes the total compensation paid to, or earned by, the named executive officers in 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Incentive Units ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Colleen Abdoulah	2014	$716,455	—	—	—	—	$2,547	(3)	$719,002
Chairwoman(1)	2013	709,692	—	—	—	—	419,149	(4)	1,128,841
	2012	617,370	—	—	—	—	155,367	(5)	772,737
Steven Cochran(6)	2014	$605,919	—	—	—	—	$15,699	(7)	$621,618
Chief Executive Officer	2013	482,057	—	—	—	—	489,842	(8)	971,899
	2012	401,249	—	—	—	—	156,428	(9)	557,677
Craig Martin	2014	$349,504	—	—	—	—	$2,593	(10)	$352,097
General Counsel and	2013	340,118	—	—	—	—	169,156	(11)	509,274
Secretary	2012	305,988	—	—	—	—	48,158	(12)	354,146
Richard E. Fish, Jr.(14)	2014	$310,385	—	—	—	—	—	(13)	$310,372
Chief Financial Officer	2013	288,462	—	—	—	—	109,957	(15)	398,419
	2012	—	—	—	—	—	—		—
Cash Hagen	2014	$311,194	—	—	—	—	$2,881	(16)	$314,075
Chief Technical Officer	2013	292,170	—	—	—	—	251,140	(17)	543,310
	2012	258,930	—	—	—	—	87,250	(18)	346,180
Cathy Kuo	2014	$357,567	—	—	—	—	$4,390	(19)	$361,957
Chief Operating Officer	2013	292,170	—	—	—	—	244,620	(20)	536,790
	2012	258,987	—	—	—	—	87,366	(21)	346,353

(1)
Ms. Abdoulah served as our Chief Executive Officer through March 31, 2013.

(2)
This column reports information with respect to the Incentive Units that were granted to our named executive officers in 2012, 2013 and 2014. In 2012, the Company engaged a valuation expert, Fair Value Advisors, to assist in determining the grant date value of the Incentive Units awards in accordance FASB ASC 718. A binomial fair value model was used and resulted in an immaterial amount for all incentive Units granted in 2012, less than $2,000. The Company, using a similar binomial fair value model for its 2013 and 2014 awards, determined that the grant date value of the Incentive Units was immaterial. As such, no grant date fair value is included in this column for these awards. This does not necessarily reflect the actual value a named executive officer may receive upon vesting or subsequent distribution.

(3)
For 2014, consists of employer contributions to the Company's 401(k) plan.

(4)
For 2013, includes a synergy bonus in connection with post- Acquisition goals of $416,721 and employer contributions to the Company's 401(k) plan of $2,428.

(5)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $50,000, a synergy bonus in connection with post-Acquisition goals of $103,063 and employer contributions to the Company's 401(k) plan of $2,304.

(6)
In addition to his formal duties as President, Chief Operating Officer and current duties as Chief Executive Officer, Mr. Cochran also served as our principal financial officer during the interim period between November 30, 2012 and January 7, 2013.

(7)
For 2014, consists of employer contributions to the Company's 401(k) plan and earnings on the Company's nonqualified deferred compensation plan.

(8)
For 2013, includes a synergy bonus in connection with post- Acquisition goals of $416,721 and employer contributions to the Company's 401(k) plan of $4,375 and the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(9)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $50,000, a synergy bonus in connection with post-Acquisition goals of $103,063 and employer contributions to the Company's 401(k) plan of $3,365.

(10)
For 2014, consists of employer contributions to the Company's 401(k) plan.

(11)
For 2013, includes a synergy bonus in connection with post- Acquisition goals of $166,510 and employer contributions to the Company's 401(k) plan of $2,608 and the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(12)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $25,000, a synergy bonus in connection with post-Acquisition goals of $20,613 and employer contributions to the Company's 401(k) plan of $2,545.

(13)
For 2014, consists of employer contributions to the Company's 401(k) plan.

(14)
Richard E. Fish, Jr. was hired as our Chief Financial Officer effective January 7, 2013.

(15)
For 2013, includes a synergy bonus in connection with post- Acquisition goals of $109,957 and the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(16)
For 2014, consists of employer contributions to the Company's 401(k) plan and earnings on the Company's nonqualified deferred compensation plan.

(17)
For 2013, includes a synergy bonus in connection with post- Acquisition goals of $241,698 and employer contributions to the Company's 401(k) plan of $2,523 the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(18)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $25,000, a synergy bonus in connection with the post-Acquisition goals of $59,776 and employer contributions to the Company's 401(k) plan of $2,590.

(19)
For 2014, consists of employer contributions to the Company's 401(k) plan.

(20)
For 2013, includes a synergy bonus in connection with post- Acquisition goals of $241,698 and employer contributions to the Company's 401(k) plan of $2,922.

(21)
For 2012, includes special one-time bonus in connection with various transactions that were pursued in 2012 of $25,000, a synergy bonus in connection with the post-Acquisition goals of $59,776 and employer contributions to the Company's 401(k) plan of $2,474.

GRANTS OF PLAN-BASED AWARDS IN 2014

        The following table provides information about plan-based awards granted to the named executive officers in 2014.

								All Other Stock Awards: Number of Shares of Stock or Units (#)(2)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards(1)
									Grant Date Fair Value of Stock Awards ($)(3)
Name	Performance Period/Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Steve Cochran	7/15/2014	—			—	5,750		5,750	—
Colleen Abdoulah	2/3/2014	—				—		3,563	—
Cathy Kuo	7/15/2014	—			—	2,500		2,500	—
Cash Hagen	7/15/2014	—			—	1,750		1,750	—
Craig Martin	7/15/2014	—			—	500		500	—
Richard E. Fish, Jr.	7/15/2014	—			—	500		500	—

(1)
Amounts in this column relate to the Performance Vest Units granted under the Management Equity Plan. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards—Management Equity Plan" for a description of those Incentive Units.

(2)
Amounts in this column relate to the Time Vest Units granted under the Management Equity Plan. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards—Management Equity Plan.

(3)
No grant date fair value is attributed to these awards under FASB ASC Topic 718. See Footnote 1 to the Summary Compensation Table for a description of how this determination was made.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards

Management Equity Plan

        The maximum number of Incentive Units (including issued and outstanding Incentive Units) available for issuance under the Management Equity Plan is 460,052 units, or approximately 15% of the total outstanding units of Parent excluding Incentive Units, which may be either authorized and unissued units or units held in or acquired for our treasury. In general, if Incentive Units under the Management Equity Plan for any reason are cancelled, forfeited, expired or terminated, such Incentive Units will be available for the further grant of awards under the Management Equity Plan.

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

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

        The following table provides information on the holdings of stock awards by our named executive officers as of December 31, 2014.

		Stock Awards(1)
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Colleen Abdoulah	6/1/2009	—		—	—		—
		—		—	—		—
	5/1/2014	2,850	(10)	—	—		—
		—		—	—		—
Steven Cochran	6/2/2009	—		—	—		—
		—		—	2,499	(3)	—
	9/17/2012	2,400	(4)	—	—		—
		—		—	3,600	(5)	—
	7/15/2014	5,750	(6)	—	—		—
		—		—	5,750	(7)	—
Craig Martin	9/17/2012	1,050	(4)	—	—		—
		—		—	1,575	(5)	—
	7/15/2014	500	(6)	—	—		—
		—		—	500	(7)	—
Richard E. Fish, Jr.	6/25/2013	2,250	(8)	—	—		—
					3,375	(3)
	7/15/2014	500	(6)	—	—		—
		—		—	500	(7)	—
Cathy Kuo	9/17/2012	1,050	(4)	—	—		—
		—		—	1,575	(5)	—
	7/15/2014	2,500	(6)	—	—		—
		—		—	2,500	(7)	—
Cash Hagen	3/31/2008	—		—	—		—
		—		—	378	(9)	—
	9/17/2012	1,050	(4)	—	—		—
		—		—	1,575	(5)	—
	7/15/2014	1,750	(6)	—	—		—
		—		—	1,750	(7)	—

(1)
Represents Incentive Units granted to our named executive officers under the Management Equity Plan.

(2)
The Incentive Units represent a profits interest in the Parent. No value is realized as a result of vesting of those units. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

(3)
Vests pro rata on December 31, subject to the achievement of certain Company performance goals. In the event performance goals are not met in any given year vesting can still be achieved if subsequent year performance goals are exceeded. In any event, any remaining unvested units will vest on December 31 of the ninth anniversary year from grant date.

(4)
Vests pro rata over 5 years on July 1st of each such year.

(5)
Vests pro rata over 5 years on December 31st of each such year, subject to the achievement of certain Company performance goals. In the event performance goals are not met in any given year vesting can still be achieved if subsequent year performance goals are exceeded. In any event, any remaining unvested units will vest on December 31 of the ninth anniversary year from grant date.

(6)
Vests pro rata over 5 year on July 1st of each such year beginning in 2015

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

(9)
Vests pro rata over 5 years on December 31st of each such year.

(10)
Vest pro rata over 5 years on December 31st of each such year.

OPTION EXERCISES AND EQUITY UNITS VESTED IN 2014

        None of our named executive officers exercised options during 2014. The following table provides information on Incentive Units held by our named executive officers that vested in 2014.

	Incentive Units
Name	Number of Incentive Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Colleen Abdoulah	713	—
Steven Cochran	2,469	—
Craig Martin	350	—
Richard E. Fish, Jr.	750	—
Cathy Kuo	350	—
Cash Hagen	350	—

(1)
The Incentive Units represent a profits interest in the Parent. No value is realized as a result of vesting of those units. See "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

Pension Benefits in 2014

        We do not offer our executives or others a pension plan. Retirement benefits are limited to participation in our 401(k) plan with an employer discretionary match for employee deferrals of up to 4% of base salary, subject to applicable IRC contribution limitations.

Nonqualified Deferred Compensation in 2014

        The following table shows certain information concerning non-qualified deferred compensation activity in 2014 for our named executive officers.

NONQUALIFIED DEFERRED COMPENSATION IN 2014

Name(1)	Executive Contributions in 2014 ($)	Company Contributions in 2014 ($)	Aggregate Earnings in 2014 ($)(1)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at 12/31/2014 ($)
Steven Cochran			$10,606	$73,359	$432,149
Craig Martin			—	—	$38,784
Cash Hagen			$208	$24,261	$10,719

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

Equity-Based Plans

        Management Equity Plan.    The Management Equity Plan provides for accelerated vesting of both Time Vested Units and Performance Vested Units upon a change of control with (i) 100% vesting of all outstanding unvested time vested units, and (ii) the degree of attainment of targeted cash multiples based upon a ratio of (y) the extent cash proceeds and the fair market value of any marketable securities realized by Avista from its investment in the Company, divided by (z) the total equity capital invested in the Company by Avista. If such a change in control occurred on December 31, 2014, each named executive officer's unvested Time Vested Units would immediately vest. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Plan.

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

        Other Named Executive Officers' Employment Agreements.    The Company entered into letter agreements relating to employment with each Messrs., Martin, Fish, Hagen and Ms. Kuo. Each such letter agreement was executed using the same form of agreement. None of those letter agreements specify a minimum term. The letter agreements provide for an annual base salary (subject to annual review for increase only) and an annual bonus award (based upon formulas to be established in its sole discretion, such as annual budgeted EBITDA, achievement of budgeted customer retention, and acquisition of customer satisfaction ratings). Each of those agreements also permit the named executive officers to participate in the Company's employee benefit plans as are generally made available to our senior executives, including insurance programs and other fringe employee benefits.

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

  Change of Control/Severance Payment Table as of December 31, 2014

        The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change of control, assuming such event occurs on December 31, 2014. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

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

CHANGE IN CONTROL AND SEVERANCE PAYMENTS AS OF DECEMBER 31, 2014

	Cash Severance ($)	Total ($)
Colleen Abdoulah(1)	$915,000	$915,000
Termination without cause or for good reason
Steven Cochran(2)	$1,220,000	$1,220,000
Termination without cause or for good reason
Cathy Kuo(3)	$375,000	$375,000
Termination without cause or for good reason
Craig Martin(3)	$348,534	$348,534
Termination without cause or for good reason
Richard E. Fish, Jr(3).	$315,000	$315,000
Termination without cause of for good reason
Cash Hagen(3)	$315,000	$315,000
Termination without cause or for good reason

(1)
Calculated as 100% of Ms. Abdoulah's 2014 and 2015 Annual Fee discussed above under "Description of Severance or Change in Control Provisions in Employment Agreements." The actual amount of the severance payment would be the remaining balance of such fee from the date of separation through the end of the term of the Chairwoman Agreement.

(2)
Calculated as 2 times Mr. Cochran's salary in effect as of December 31, 2014.

(3)
Calculated as 1 times the named executive officer's base salary in effect as of December 31, 2014.

Manager Compensation

        Messrs. Burgstahler and Scollans are Partners of Avista and do not receive any direct compensation for their service as Managers. We pay Avista a management fee of $1,500,000 annually pursuant to the Amended and Restated Financial Advisory Agreement, dated as of July 17, 2012. See "Certain Relationships and Related-Party Transactions—Transactions with Related Persons—Advisory Services and Monitoring Agreement."

        Effective June 30, 2012 we engaged Mr. Slater, and effective October 20, 2012, we engaged Mr. Seskin, respectively, Managers of the Company, to provide services associated with corporate development and other strategic initiatives on a consulting basis with each receiving an annual fee of $75,000.

        We do not compensate our board members with per meeting fees. Our managers are reimbursed for any expenses incurred in connection with their service.

Compensation Committee Interlocks and Insider Participation

        During 2014, the members of our compensation committee were Messrs. Burgstahler, Scollans and Ms. Abdoulah. Mr. Burgstahler is the President of Avista while Mr. Scollans is a Partner. Avista provides us with advisory services pursuant to a Financial Advisory Agreement. See "Certain Relationships and Related Party Transactions, and Manager Independence—Financial Advisory Agreement."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

        As of December 31, 2014, Parent indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Racecar Acquisition, LLC. Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., Avista Capital Partners III, L.P., Avista Capital Partners (Offshore) III, L.P. and ACP Racecar Co-Invest, LLC, (together, the "Avista Entities") collectively own approximately 97% of Parent's issued and outstanding equity units. Avista Capital Partners III GP, LLC ultimately exercises voting and dispositive power over the shares held by the Avista Entities. Voting and disposition decisions at Avista Capital Partners III GP, LLC with respect to such shares are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler, David Durkin, Brendan Scollans and Sriram Venkataraman. Certain members of management and the Board of Managers purchased membership interests of Holdings' Class A and Class B units equaling approximately 2% of Parent's issued and outstanding equity units (excluding Incentive Units). None of these individuals hold more than 1% of Parent's issued and outstanding voting Units.

Item 13.    Certain Relationships and Related Transactions, and Manager Independence

Review of Related Person Transactions

Procedures for Review, Approval or Ratification of Related Person Transactions

        The Company asks its managers to complete a questionnaire each year that is designed to determine, among other things, whether the manager is involved in any related person transactions with the Company. In addition, as part of its overall controls process the Company requires each officer of the Company to complete a questionnaire each quarter which specifically asks the officers if they are aware of any related person transactions.

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

Item 14.    Principal Accounting Fees and Services

Audit-Related Fees

Principal Accounting Firm

        BDO USA, LLP acted as the Company's principal accountant in 2014 and 2013, and is expected to serve as the Company's independent registered public accounting firm for 2015.

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

Audit Fees

        During the years ended December 31, 2014, 2013 and 2012, we incurred fees and related expenses for professional services rendered by BDO USA, LLP for the audits of our and our subsidiaries' financial statements, for the review of our and our subsidiaries' interim financial statements and registration statement filings totaling approximately $0.6 million, $0.5 million and $0.5 million, respectively.

Audit-Related Fees

        We did not incur any audit-related fees during the years ended December 31, 2013 and 2012, respectively.

Tax Fees

        None.

All Other Fees

        We did not incur any other fees during the years ended December 31, 2014, 2013 and 2012.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
WideOpenWest Finance, LLC
Englewood, Colorado

        We have audited the accompanying consolidated balance sheets of WideOpenWest Finance, LLC and its subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in members' deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WideOpenWest Finance, LLC at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP
Atlanta, Georgia
March 27, 2015

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013
	(in millions)
Assets
Current assets
Cash and cash equivalents	$263.9	$16.9
Accounts receivable—trade, net of allowance for doubtful accounts of $11.5 and $12.3, respectively	88.8	81.2
Accounts receivable—other	4.4	4.9
Prepaid expenses and other	9.8	13.3

Total current assets	366.9	116.3
Plant, property and equipment, net (note 5)	834.9	890.9
Franchise operating rights (note 6)	1,048.5	1,098.4
Goodwill (note 6)	454.1	496.5
Intangible assets subject to amortization, net (note 7)	42.6	84.4
Debt issuance costs, net (notes 8 and 11)	71.6	89.1
Investments (note 9)	16.6	16.7
Other noncurrent assets	5.2	1.7

Total assets	$2,840.4	$2,794.0

Liabilities and Members' Deficit
Current liabilities
Accounts payable—trade	$30.6	$31.0
Accrued interest	66.8	62.1
Accrued liabilities and other (note 10)	107.3	85.6
Current portion of debt and capital lease obligations (note 11)	22.9	22.4
Unearned service revenue	51.0	44.8

Total current liabilities	278.6	245.9
Long term debt and capital lease obligations—less current portion (note 11)	3,068.0	3,007.8
Deferred income taxes, net (note 17)	287.2	306.6
Fair value of derivative instruments (notes 15 and 16)	7.9	12.0
Other noncurrent liabilities	3.1	1.0

Total liabilities	3,644.8	3,573.3

Commitments and contingencies (note 20)
Members' deficit (note 18)	(178.8)	(176.9)
Accumulated deficit	(625.6)	(602.4)

Total members' deficit	(804.4)	(779.3)

Total liabilities and members' deficit	$2,840.4	$2,794.0

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012
	(in millions)
Revenue	$1,264.3	$1,199.7	$910.4

Costs and expenses:
Operating (excluding depreciation and amortization)	737.0	663.9	515.0
Selling, general and administrative	135.8	135.8	104.4
Depreciation & amortization	251.3	256.4	203.9
Management fee to related party	1.7	1.7	1.4

	1,125.8	1,057.8	824.7

Income from operations	138.5	141.9	85.7
Other income (expense):
Interest expense	(237.0)	(242.0)	(180.4)
Realized and unrealized gain (loss) on derivative instruments	4.1	3.4	(9.4)
Gain on sale of assets	52.9	—	—
Loss on early extinguishment of debt	—	(58.1)	(8.3)
Other income (expense), net	3.4	(0.2)	0.2

Income (loss) before provision for income tax	(38.1)	(155.0)	(112.2)
Income tax benefit (expense)	14.9	(6.2)	0.7

Net income (loss)	$(23.2)	$(161.2)	$(111.5)

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Changes in Members' Equity (Deficit)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Equity (Deficit)	Accumulated Deficit	Total Members' Equity (Deficit)
	(in millions, except Unit amounts)
Balances at January 1, 2012	1,230,731	600,000	278,707	$(371.0)	$(329.7)	$(700.7)
Management Unit grants, net	—	—	96,995	0.1	—	0.1
Member capital contributions, net	941,481	76,972	—	194.0	—	194.0
Net income	—	—	—	—	(111.5)	(111.5)

Balances at December 31, 2012	2,172,212	676,972	375,702	$(176.9)	$(441.2)	$(618.1)
Management Unit grants, net	—	—	27,640	—	—	—
Net loss	—	—	—	—	(161.2)	(161.2)

Balances at December 31, 2013	2,172,212	676,972	403,342	$(176.9)	$(602.4)	$(779.3)
Management Unit grants, net	—	—	6,801	(1.9)	—	(1.9)
Net loss	—	—	—	—	(23.2)	(23.2)

Balances at December 31, 2014	2,172,212	676,972	410,143	$(178.8)	$(625.6)	$(804.4)

(1)
Includes Class C and Class C-1 through Class C-8 Units. See note 16.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net (loss)	$(23.2)	$(161.2)	$(111.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	251.3	256.4	203.9
Realized and unrealized (gain) loss on derivative instruments	(4.1)	(3.4)	9.4
Deferred income taxes	(18.9)	6.1	(0.7)
Provision for doubtful accounts	24.1	19.2	18.9
Gain on sale of assets	(52.9)	—	—
Amortization of debt issuance costs and premium, net	15.6	20.6	14.3
Other non-cash items	(2.2)	1.2	0.8
Loss on early extinguishment of debt (note 11)	—	58.1	8.3
Premium from debt issuance	13.0	—	—
Soft call premium payment	—	(19.1)	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Receivables and other operating assets	(35.3)	(11.3)	(26.8)
Payables and accruals	34.1	1.7	31.1

Net cash provided by operating activities	$201.5	$168.3	$147.7

Cash flows from investing activities:
Capital expenditures	$(251.9)	$(221.9)	$(158.2)
Acquisition of Knology, Inc., net of cash acquired	—	—	(749.9)
Acquisition of Mid-Michigan Assets, net of cash acquired (note 3)	—	—	(55.0)
Change in deposit placed in escrow due to Mid-Michigan Assets acquisition (note 3)	—	—	5.8
Anne Arundel Broadband majority interest purchase, net of cash acquired	(5.1)	—	—
Bluemile Asset acquisition (note 3)	—	(15.4)	—
Proceeds from South Dakota systems asset sale	262.0	—	—
Other investing activities	0.6	0.9	1.2

Net cash used in investing activities	$5.6	$(236.4)	$(956.1)

Cash flows from financing activities:
Proceeds from issuance of debt (note 11)	$100.0	$2,385.4	$2,975.1
Proceeds from revolving credit facilities	93.2	105.0	68.0
Payments on debt and capital lease obligations	(151.4)	(2,419.0)	(2,274.2)
Payment of debt issuance costs		(2.3)	(158.0)
Repurchase of management units	(1.9)	—	—
Member cash contributions, net (note 16)	—	—	194.1

Net cash provided by (used in) financing activities	$39.9	$69.1	$805.0

Increase (decrease) in cash and cash equivalents	247.0	1.0	(3.4)
Cash and cash equivalents, beginning of period	16.9	15.9	19.3

Cash and cash equivalents, end of period	$263.9	$16.9	$15.9

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$217.1	$212.7	$117.9

Cash paid during the periods for income taxes	$—	$—	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$2.6	$10.6	$5.0

Assets acquired under capital lease obligations	$7.5	$6.2	$2.5

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

        The Company is a fully integrated provider of residential and commercial high-speed data, video, and telephony services to nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, MD and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

        The change in the allowance for doubtful accounts consists of the following for the years ended December 31 (in millions):

	2014	2013
Balance at beginning of year	$12.3	$9.2
Provision charged to expense	24.1	19.2
Accounts written off	(22.6)	(21.3)
Other	(2.3)	5.2

Balance at end of year	$11.5	$12.3

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

        Significant judgment by management is required to determine estimates and assumptions used in the valuation of plant, property and equipment, intangible assets and goodwill. Through December 31, 2014, the Company has not recognized an impairment of these items.

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

Revenue Recognition

        Charges to customers for internet access services, video and telephony services are billed in advance. Revenue for equipment rental, advertising, VOD and pay-per-view programming is recognized as the service is provided based upon monthly service charges or fees per event in the period that the services are provided. Amounts billed in excess of recognized revenue are recorded as unearned service revenue. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amounts are deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable system.

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

Advertising Costs

        The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses. Advertising expense during the years ended December 31, 2014, 2013 and 2012 was $19.6 million, $20.6 million and $15.1 million, respectively.

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

Share-based Compensation

        The Company's share-based compensation consists of awards of management incentive units. Compensation costs associated with these awards are based on the estimated fair value at the date of grant and are recognized over the period in which any related services are provided or when it is probable any related performance condition will be met and distributions are declared. Such amounts were not significant for the three years ended December 31, 2014.

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        The Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-11, "Income Taxes (Topic 740); Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax credit Carryforward Exists". This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has evaluated the standard and it does not have a material effect on its financial condition, results of operations or cash flows.

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

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which comprises of a) identifying the contract(s) with a customer; b) identifying the performance obligations in the contract; c) determining the transaction price; d) allocating the transaction price to the performance obligations in the contract and e) recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either retrospective or retrospective with cumulative effect adoption. Early application is not permitted. The Company is currently assessing the potential effects of these changes to the consolidated financial statements.

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

        During the year ended December 31, 2014, the Company adjusted the contingent consideration liability based on projected achievement of certain financial metrics as defined in the asset purchase agreement resulting in a fair value adjustment of $2.9 million to Other income as reflected in the Consolidated Statement of Operations. As of December 31, 2014, the Company's contingent consideration liability is $1.7 million.

Merger with Knology, Inc.

        On April 18, 2012, the Company reached an agreement to acquire Knology, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Knology provided residential and commercial customers high-speed data, video and telephony services in the Southeastern and Midwestern United States. The Merger Agreement was approved by Knology shareholders during a special shareholders meeting held on June 26, 2012. On July 17, 2012, the Company completed the merger in order to expand its market presence in the Midwestern and Southeastern U.S. and further generate operating synergies. The effects of the Knology Merger are included in the Company's consolidated financial statements beginning July 17, 2012.

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

        The merger consideration and debt refinancing was funded through (i) $1,968.0 million borrowed under new Senior Secured Credit Facilities, (ii) issuance of the $725.0 million Senior Notes, (iii) issuance of the $295.0 million Senior Subordinated Notes, (iv) issuance of $200.0 million new equity, primarily to Avista Capital Partners (the majority voting unit holder of the Parent) and (v) existing cash and cash equivalent balances (notes 11 and 17).

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

Pro Forma Information

        The following unaudited pro forma financial information presents the combined results of operations of WOW, and Knology as if the Knology Merger and related July 17, 2012 financing had occurred as of January 1, 2012. The pro forma financial information is presented for informational

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had occurred on such date. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets. The unaudited pro forma results for the year ended December 31, 2012 follows: (in millions):

Revenue	$1,199.0
Net loss	$(155.6)

4. Sale of South Dakota Systems

        On June 12, 2014, the Company and Clarity Telecom ("Clarity") entered into an agreement (the "Asset Purchase Agreement") under which Clarity would acquire the Company's Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems"). On September 30, 2014, the Company and Clarity consummated the asset sale for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the Asset Purchase Agreement. As a result of the sale, the Company recorded a gain totaling $52.9 million. In conjunction with the asset sale, the Company and Clarity entered into a Transition Services Agreement in which the Company will provide certain services to Clarity on a transitional basis. Charges for the transition services generally allow the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

5. Plant, Property and Equipment

        Plant, property and equipment consist of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Distribution facilities	$1,006.1	$1,005.8
Customer premise equipment	376.0	354.2
Head-end equipment	221.8	211.1
Telephony infrastructure	106.1	91.7
Computer equipment and software	69.8	56.5
Vehicles	30.5	25.2
Buildings and leasehold improvements	44.1	54.2
Office and technical equipment	32.6	29.9
Land	6.7	7.7
Construction in progress (including material inventory and other)	83.2	49.4

Total plant, property and equipment	1,976.9	1,885.7
Less accumulated depreciation	(1,142.0)	(994.8)

	$834.9	$890.9

        Depreciation expense for the years ended December 31, 2014, 2013 and 2012 were $215.9 million, $217.8 million, and $184.5 million, respectively. Included in depreciation expense were losses of write-offs and sales of customer premises equipment of $0.9 million, $0.4 million and nil for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Franchise Operating Rights & Goodwill

        Changes in the carrying amount of our franchise operating rights and goodwill during 2014 and 2013 are set forth below:

	January 1, 2014	Acquisitions	Sale	December 31, 2014
		(in millions)
Franchise operating rights	$1,098.4	$—	(49.9)	$1,048.5
Goodwill	496.5	—	(42.4)	454.1

	$1,594.9	$—	(92.3)	$1,502.6

	January 1, 2013	Acquisitions	Sale	December 31, 2013
		(in millions)
Franchise operating rights	$1,098.4	$—	$—	$1,098.4
Goodwill	492.0	4.5		496.5

	$1,590.4	$4.5	$—	$1,594.9

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7. Intangible Assets Subject to Amortization

        Intangible assets subject to amortization consist primarily of customer relationships and changes in the carrying amount during 2014 and 2013 are set forth below:

	January 1, 2014	Acquisition	Sale	Amortization and other activity	December 31, 2014
		(in millions)
Customer relationships	$64.9	$—	$(7.8)	$(24.2)	$32.9
Other	19.5	2.7	—	(12.5)	9.7

	$84.4	$2.7	(7.8)	$(36.7)	$42.6

	January 1, 2013	Acquisitions	Sale	Amortization and other activity	December 31, 2013
		(in millions)
Customer relationships	$88.3	$1.7		$(25.1)	$64.9
Other	27.6	3.3		(11.4)	19.5

	$115.9	$5.0		$(36.5)	$84.4

        Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2014, 2013 and 2012 were $34.5 million, $38.2 million and 19.4 million, respectively.

        Scheduled amortization of the Company's intangible assets as of December 31, 2014 for the next five years is as follows (in millions):

2015	$24.6
2016	12.3
2017	2.1
2018	1.3
2019	0.7
Thereafter	1.6

$42.6

8. Debt Issuance Costs, Net

        Debt issuance costs, net, which relate to the Company's debt and credit facilities in place, consist of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Debt issuance costs	$104.5	$103.9
Less accumulated amortization	(32.9)	(14.8)

	$71.6	$89.1

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt Issuance Costs, Net (Continued)

        As discussed in note 11, during 2014 and 2013, the Company entered into certain debt agreements resulting in the following debt issuance costs being capitalized.

	December 31, 2014	December 31, 2013
	(in millions)
Senior Secured Credit Facility	$0.7	$21.4

        In connection with the refinancings the Company recorded $nil, $58.1 million and $8.3 million of losses on debt extinguishments for the twelve months ended December 31, 2014, 2013 and 2012, respectively. The majority of the losses related to the write-off of prior capitalized debt issue costs related to the extinguished debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

9. Investments

        In conjunction with the acquisition of Knology, the Company acquired investments and equity ownership in its associated companies which consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Rio Holdings, Inc	$0.9	$0.9
Knology Condominium Association	—	0.1
Tower Cloud, Inc	15.7	15.7

Total investments	$16.6	$16.7

        Rio Holdings, Inc. ("Rio Holdings") owns 24.7% class A general partnership units in Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. The Company's investment in Rio Holdings is accounted for under the cost method of accounting adjusted for impairment write-downs because the Company owns less than 20% interest in Rio Holdings.

        In 2003, PraireWave Holdings, Inc. (a company subsequently acquired by Knology) formed the Knology Condominium Associated ("KCA"), formerly known as the PraireWave Condo Association, by contributing land and other assets. In June 2003, PraireWave Holdings, Inc. ("PraireWave") and a real estate developer entered into a Condominium Unit Purchase Agreement, whereby the developer committed to construct a building connected to the PraireWave's offices in Sioux Falls, South Dakota. The Company continues to utilize these offices for its Sioux Falls operations. The real estate developer paid PraireWave one dollar and granted it an option to acquire the developer's condominium interest in KCA and the building to be constructed for approximately $5.2 million. The option was exercisable from June 1, 2012 to May 31, 2013. In May 2013, the Company sold the option right to a third party and impaired the investment to its fair value, which was the price paid for the option in the amount of $0.1 million. The investment in KCA was sold as a part of the Company's sale of the South Dakota systems on September 30, 2014. The Company's investment in KCA was accounted for under the equity method of accounting.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9. Investments (Continued)

        As of December 31, 2014, the Company, through its wholly owned subsidiaries, owned approximately 33,620,177 shares, or 9.6%, of the series A and B preferred stock of Tower Cloud, Inc. ("Tower Cloud"). The Company's investment in Tower Cloud is accounted for under the cost method of accounting adjusted for impairment write-downs. The Company did not estimate the fair value of the investment in Tower Cloud since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

10. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Programming costs	$39.5	$33.2
Franchise, copyright and revenue sharing fees	12.7	10.5
Payroll and employee benefits	12.7	10.7
Property, income, sales and use taxes	9.8	8.6
Utility pole rentals	4.1	3.2
Reduction in work force	4.6	—
Legal and professional fees	—	1.3
Other accrued liabilities	23.9	18.1

	$107.3	$85.6

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Long-Term Debt and Capital Lease Obligations

        The following table summarizes the Company's debt and capital lease obligations:

	December 31, 2014			December 31, 2013
		Weighted average interest rate(2)
	Available borrowing capacity		Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.82%	$1,533.1	$1,548.7
Term B-1 Loans	—	3.80%	419.7	423.9
Revolving Credit facility(1)	191.7	3.70%	—	34.0
Senior Notes(3)	—	10.25%	836.0	725.0
Senior Subordinated Notes, net of discounts(4)	—	13.37%	291.9	291.1

Total long-term debt	$191.7	6.96%	3,080.7	3,022.7

Capital lease obligations			10.2	7.5

Total long-term debt and capital lease obligations			3,090.9	3,030.2
Less current portion			(22.9)	(22.4)

Long-term portion			$3,068.0	$3,007.8

(1)
Available borrowing capacity at December 31, 2014 represents $200.0 million of total availability less outstanding letters of credit of $8.3 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average interest rate in effect at December 31, 2014 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps (note 15).

(3)
At December 31, 2014, the carrying value of the net premium was $11.0 million.

(4)
At December 31, 2014, the carrying value of the net original issue discount was $3.2 million.

Additional 10.25% Senior Notes

        On April 1, 2014, the Company issued $100.0 million aggregate principal amount of additional 10.25% Senior Notes, due 2019, (the "Additional Notes") in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Additional Notes were issued at 113.0% plus interest deemed to have accrued from January 15, 2014. The Company used the net proceeds of the offering to repay the borrowings outstanding under its revolving credit facility, for general corporate purposes, and to pay certain fees and expenses relating to the offering.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Long-Term Debt and Capital Lease Obligations (Continued)

        The Additional Notes have been issued under the indenture governing the Company's existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012. The Additional Notes are treated as a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes. The Company agreed to file an exchange offer for the Additional Notes in a registration statement (the "Exchange Offer") with the SEC no later than 270 days from April 1, 2014. The Company filed the registration statement with the SEC on June 18, 2014 and the registration statement became effective on June 30, 2014. The Company completed the Exchange Offer on July 31, 2014.

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

        The First Amendment provides for a new term loan and credit facility (the "Senior Secured Credit Facility") consisting of (i) a $200.0 million senior secured revolving facility ("Revolving Credit Facility") with a final maturity of July 17, 2017, (ii) $400.0 million Term B-1 loans ("Term B-1 Loans") with a final maturity date of July 17, 2017, and (iii) $1,560.4 million in Term B loans ("Term B Loans") with a final maturity of April 1, 2019. The Term B and Term B-1 Loans require quarterly principal payments

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Long-Term Debt and Capital Lease Obligations (Continued)

totaling $4.9 million beginning June 30, 2013. Pursuant to the First Amendment, the Revolving Credit Facility, Term B-1 Loans and Term B Loans bear interest, at our option, as follows:

Debt Obligation	Interest Rate
Revolving Credit Facility	LIBOR plus 3.50% or ABR plus 2.50%.
Term B-1 Loans	LIBOR plus 3.25% or ABR plus 2.25%. LIBOR floor of 1.00%.(prior to the Second Amendment)
Term B Loans	If the Senior Secured Leverage Ratio, as defined, is greater than 5.00 to 1.00, LIBOR plus 4.00% or ABR plus 3.00%. If the Senior Secured Leverage Ratio, as defined, is less than or equal to 5.00 to 1.00, LIBOR plus 3.75% or ABR plus 2.75%. LIBOR floor of 1.00%.

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

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Agreement also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at December 31, 2014.

Senior Notes and Senior Subordinated Notes

        In conjunction with the Knology Merger (note 3), the Company, and its wholly- owned subsidiary, WideOpenWest Capital Corp. as co-issuer, issued $725.0 million Senior Notes ("Senior Notes") and

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Long-Term Debt and Capital Lease Obligations (Continued)

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Long-Term Debt and Capital Lease Obligations (Continued)

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

        Furthermore, on July 17, 2012, the Company paid the full obligations under the First Term Loan, Incremental First Term Loan, Second Term Loan, Revolver, CoBank Term Loan and the CoBank Revolver and recorded a loss on extinguishment of debt of $8.3 million representing the expensing of the related deferred financing costs of the debt.

        Amortization of debt issue costs and accretion of debt discount, which are both included in interest expense in the accompanying statements of operations, for the three years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

	Three years ended December 31,
	2014	2013	2012
Amortization of deferred financing fees	$18.1	$19.9	$14.0
Accretion of debt premium	2.0	—	—
Accretion of debt discount	$0.7	$0.7	$0.3

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Long-Term Debt and Capital Lease Obligations (Continued)

        Maturities of long-term debt, excluding capital lease obligations, as of December 31, 2014 are as follows (in millions):

Long-term Debt
Year ended December 31, 2015	$19.9
Year ended December 31, 2016	19.9
Year ended December 31, 2017	437.8
Year ended December 31, 2018	15.6
Year ended December 31, 2019	2,587.5
Thereafter	—

$3,080.7

12. Operating and Capital Leases

        The Company leases office and warehouse space under both cancelable and non- cancelable operating leases. Rental expense under operating lease agreements during the years ended December 31, 2014, 2013 and 2012 was $7.6 million, $7.2 million and $5.1 million, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

        At December 31, 2014 and 2013, the amount of property and equipment, net, recorded under capital leases was $10.2 million and $7.4 million, respectively (note 5). This amount primarily relates to certain video equipment and vehicles. Depreciation of assets under capital lease is included in depreciation and amortization in our consolidated statements of operations.

        As of December 31, 2014, future capital and operating lease commitments are as follows (in millions):

	Capital Leases	Operating Leases
Year ended December 31, 2015	$3.3	$7.8
Year ended December 31, 2016	2.4	7.4
Year ended December 31, 2017	2.2	7.0
Year ended December 31, 2018	1.3	6.8
Year ended December 31, 2019	0.9	4.9
Thereafter	0.1	8.3

Total minimum lease payments	$10.2	$42.2

Less imputed interest	(1.0)

Present value of minimum capital lease payments	9.2
Less current portion	2.8

Long-term capital lease obligations	$6.4

        The Company also rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Operating and Capital Leases (Continued)

attachments was $7.8 million, $7.6 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13. Reduction in Workforce

        On December 3, 2014, the Company committed to a workforce reduction plan whereby the Company eliminated approximately 275 employees across all levels and geographic regions. The company implemented this plan to compete more efficiently and better position itself for future growth. One-time termination costs, resulting from the reduction in work force totaled $6.4 million and have been recorded in selling, general and administrate in the consolidated statement of operations.

        Changes in the Company's accrued liability for severance expense for the year ended December 31, 2014 is as follows:

Severance
Accrued to expense	$6.4
Payments	(1.8)

$4.6

14. Financial Information for Subsidiary Guarantors

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

15. Derivative Instruments

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of December 31, 2014, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Derivative Instruments (Continued)

greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

        The Company has entered into four interest rate cap transactions with three financial institutions. The aggregate notional amount of debt covered by the caps is $289.0 million. Two of the caps have a strike price rate of 1.25% based on LIBOR and expire in January of 2015. The other two caps have a strike price rate of 1.0% based on LIBOR and expire in January 2015 and July 2016, respectively. The Company paid an aggregate of $0.2 million for these interest rate caps. The Company adjusts its interest rate swaps and caps to estimated fair value at the end of each reporting period with the related change in fair value recorded in realized and unrealized gain (loss) on derivative instruments.

16. Fair Value Measurements

        As of December 31, 2014 and 2013, the fair values of cash and cash equivalents, receivables, unearned revenue, prepaid and other, trade payable, accrued interest, accrued liabilities, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, we determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

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

16. Fair Value Measurements (Continued)

        A summary of our liabilities measured at fair value that are included in our consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Derivatives instruments(1)(2)	$	—	7.9	—

	$	$—	$7.9	$—

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Derivatives instruments(1)	$12.0	—	12.0	—

	$12.0	$—	$12.0	$—

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2014 and 2013.

        The estimated fair value of the Company's long-term debt (note 13), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,114.5 million compared to carrying value of $3,080.7 million for the year ended December 31, 2014 and approximately $3,155.3 million, compared to a carrying value of $3,022.7 million for the year ended December 31, 2013, and therefore, is categorized as a Level 1 within the fair value hierarchy.

        The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of long-term debt can be significant. The significant unobservable inputs for the senior

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

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

17. Income Taxes

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

        The components of our deferred tax assets and deferred tax liabilities as of December 31, 2014 and December 31, 2013 are presented in the table below. Total current deferred income taxes are included in prepaid expense and other in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2014	2013
	(in millions)
Current deferred income tax assets (liabilities):
Allowance for doubtful accounts	$1.1	$2.0
Other	0.9	0.7
Valuation allowance	(0.7)	(0.8)

Total current deferred income tax assets	$1.3	$1.9

Non-current deferred income tax assets (liabilities):
Net operating loss carryforwards	$86.2	$147.4
Deferred revenue	—	(0.5)
Depreciation and amortization	(68.0)	(117.7)
Franchise operating rights	(280.0)	(298.7)
Investment marked to market	3.3	5.4
Valuation Allowance	(28.7)	(42.5)

Total noncurrent deferred income tax liabilities	$(287.2)	$(306.6)
Total net deferred tax liabilities	(285.9)	(304.7)

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        The income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Current tax expense
Federal	$3.7	$—	$—
State	0.3	0.1	—

Total Current	4.0	0.1	—

Deferred tax provision (benefit)
Federal	(17.7)	5.8	(0.6)
State	(1.2)	0.3	(0.1)

Total Deferred	(18.9)	6.1	(0.7)

Income tax expense (benefit), net	$(14.9)	$6.2	$(0.7)

        A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Statutory Federal income taxes	$(13.3)	$(54.3)	$(39.3)
State income taxes	3.0	4.5	(1.9)
Loss generated by partnership not subject to federal income tax	13.2	27.5	26.9
Sale of South Dakota Systems	14.9	—	—
Other	(0.6)	(1.4)	0.2
Change in valuation allowance	(32.1)	29.9	13.4

Income tax expense (benefit), net	$(14.9)	$6.2	$(0.7)

        The Company's C corporation subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company's C corporation subsidiaries' 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company's C corporation subsidiaries' 2011 through 2014 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company's C corporation subsidiaries utilize any of their U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

        At December 31, 2014, the Company had available federal net operating loss carryforwards related to its C corporation subsidiaries of approximately $195.2 million that expire from 2015 to 2033. Approximately $146.5 million of this carryforward is subject to annual limitations due to a change in ownership of the Company as defined in the Internal Revenue Code. The Company also had various

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

state net operating loss carryforwards related to its C corporation subsidiaries totaling approximately $402.1 million. Of this amount, approximately $301.9 million is subject to an annual limitation due to an ownership change of the Company. Unless utilized, the state carryforwards expire from 2015 to 2033. For 2014, the Company has recorded a total valuation allowance of $29.4 million against its deferred tax assets including the operating loss carryforwards.

        Unrecognized tax benefits of $0.5 million at December 31, 2014, if recognized, would reduce our annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

        Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations. For the fiscal years ended December 31, 2014, 2013 and 2012, we have not recorded any penalties and interest and do not have any accrued balance of penalties and interest.

        Unrecognized tax benefits consist primarily of tax positions related to issues associated with the acquisition of Knology. We do not believe that it is reasonably possible that a significant decrease in unrecognized tax benefits will occur in the next twelve months.

18. Members' Equity (Deficit)

        As of December 31, 2014, the Parent was authorized to issue common units as follows:

Class A	2,172,212
Class B	676,972
Class C series:	460,052

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

        The Parent may issue Class C series common units in the form of Management Incentive Units (the "Management Units") to certain Management Incentive Members (the "Management Members"). The Management Units are subject to Time Vesting (50%) and Performance Vesting (50%), as each term is defined in the Operating Agreement. The Management Units that are subject to Time Vesting vest 20% annually (except for Class C-5 Units), assuming the participants are still employed by the Company at each vesting date. The Management Units that are subject to Performance Vesting vest 20% annually (except for Class C-5 Units), based on the Company's achievement of certain financial performance targets. Most Class C-5 Units that are subject to Time Vesting vest 33.33% annually starting May 1, 2012, assuming the participants are still employed by the Company at each vesting date. Class C-5 Units that are subject to Performance Vesting vest 33.33% annually starting December 31, 2011, based on the Company's achievement of certain financial performance targets. In the event performance goals are not met in any given year vesting can still be achieved if subsequent year performance goals are exceeded. In any event, any remaining unvested units will vest on December 31 of the ninth anniversary year from grant date. The Management Units are subject to acceleration of vesting on change of control of the Company as to (a) 100% of previously unvested time units and

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Members' Equity (Deficit) (Continued)

(b) certain performance units based on a cash proceeds multiple. The Management Units may be subject to redemption at fair value or cost, depending on the circumstances, (i) at the option of the Parent, if the Member is no longer employed by the Company, or (ii) at the option of the Parent and the Member, if the Member's employment is terminated due to incapacitation of such Member.

        For Class C-1 through Class C-8 grants, no distribution shall be made with respect to a Management Unit until the aggregate amount of distributions to Class A, Class B and Class C Members is equal to the initial capital contributions made by such Members plus the floor amount ("Floor Amount") applicable to such Management Unit. The Floor Amount shall be determined at the time of each Management Unit grant as if the Company were to (a) liquidate the assets of the Company for an amount equal to their fair market value as of such time and (b) distribute the proceeds in liquidation in accordance with the terms described in the Operating Agreement. Amounts distributable to a Management Member in respect of any Management Units that have not yet vested shall be placed into an escrow account and distributed to such Management Member upon vesting.

        The Company distributed $400.0 million in June 2007 to the Parent and its unit holders in connection with the refinancing of its debt. In May 2010, and November 2010, the Company distributed $72.0 million and $17.3 million, respectively, to the Parent and its unit holders. In July 2011, the Company distributed $52.0 million to the Parent and its unit holders. There were no distributions to the Parent or unit holders during 2014, 2013 and 2012. In accordance with the Parent's operating agreement, unvested amounts distributable to management members have been placed into an escrow account at the Parent level, and are being distributed to such members as the underlying units vest. At December 31, 2013 and 2012, $0.3 million and $0.4 million, respectively, relating to unvested Management Units was held in the escrow account at the Parent level.

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

        During the year ended December 31, 2014, the Company offered to buy back vested C Series units from former employees of the Company. The former employees had the option to sell their units at a price set by the Company. The Company repurchased 19,694 of such units.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Members' Equity (Deficit) (Continued)

        At December 31, 2014, total compensation cost not yet recognized related to unvested Management Units was not material. The following table summarizes the activity in the Management Units during the three years ended December 31, 2014:

	Class C No Floor Amount	Class C-1 $112.19 Floor Amount	Class C-2 $113.32 Floor Amount	Class C-3 $208.88 Floor Amount	Class C-4 $342.00 Floor Amount	Class C-5 $342.00 Floor Amount	Class C-6 $373.41 Floor Amount	Class C-7 $374.68 Floor Amount	Class C-8 $374.68 Floor Amount	Total
		Number of Management Units
Outstanding at January 1, 2012	151,077	37,255	17,615	7,560	31.975	20,600	12,625	—	—	278,707
Granted	—	—	—	—	—	—	6,900	103,350	—	110,250
Forfeited	—	—	(395)	(80)	(180)	—	(100)	(12,500)	—	(13,255)

Outstanding at December 31, 2012	151,077	37,255	17,220	7,480	31,795	20,600	19,425	90,850	—	375,702
Granted	—	—	—	—	—	—	—	34,970	—	34,970
Forfeited	—	(20)	(40)	—	—	—	(770)	(6,500)	—	(7,330)

Outstanding at December 31, 2013	151,077	37,235	17,180	7,480	31,795	20,600	18,655	119,320	—	403,342
Granted	—	—	—	—	—	—	—	18,013	25,000	43,013
Repurchased	(6,885)	(10,145)	(835)	(60)	(340)	—	(405)	(1,024)	—	(19,694)
Forfeited	—	—	—	—	(186)	—	(110)	(16,222)	—	(16,518)

Outstanding at December 31, 2014	144,192	27,090	16,345	7,420	31,269	20,600	18,140	120,087	25,000	410,143

Vested at December 31, 2014	144,192	26,915	15,396	6,635	25,262	18,101	7,061	26,192	—	269,754
Unvested at December 31, 2014	—	175	949	785	6,007	2,499	11,079	93,895	25,000	140,389

Total	144,192	27,090	16,345	7,420	31,269	20,600	18,140	120,087	25,000	410,143

19. Employee Benefits

401(k) Savings Plan

        The Company has adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. For the years ended December 2011 through 2014, the Company matched 25% of each participant's voluntary contributions subject to a limit of the first 4% of the participant's compensation. Company matching contributions vest 25% annually over a four- year period. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $0.9 million, $0.8 million and $1.1 million, respectively, of expense related to the Company's matching contributions to the 401(k) plan.

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

        The assets from the participant deferrals are invested by the Company, through a life insurance investment vehicle, in mutual funds and money market funds. The deferred compensation liability represents accumulated net participant deferrals and earnings thereon based on participant investment elections. The assets and liabilities are recorded at fair value, and any adjustments to the fair value are

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Employee Benefits (Continued)

recorded in the consolidated statements of operations. The assets and liabilities of the plan are included in the accompanying consolidated balance sheets as follows:

	December 31,
	2014	2013
	(in millions)
Prepaid expenses and other (current assets)	$3.9	$3.8
Accrued liabilities and other (current liabilities)	$3.9	$3.8

20. Commitments and Contingencies

Programming Contracts

        In the normal course of business, WOW enters into numerous contracts to purchase programming content where the payment obligations are fully contingent on the number of subscribers to whom it provides the content. The terms of our contracts typically have annual rate increases and expire in 2015 through 2017. The Company's programming expenses will continue to increase, more so to the extent we grow our subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

21. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any to Avista Capital Partners (the majority unit holder of the Parent). Such management fee was $0.3 million per quarter prior to July 2012, when the management fee increased to $0.4 million per quarter. Such fee paid by the Company for the years ended December 31, 2014, 2013 and 2012 amounted to $1.7 million, $1.7 million and $1.4million, respectively.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

21. Related Party Transactions (Continued)

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and Members. As of December 31, 2014 and 2013, the receivable from the Parent and Members amounted to $0.3 million and $0.3 million, respectively.

        In conjunction with the capital contribution on July 17, 2012 (note 17) by affiliates of Avista Capital Partners, the Company paid $6.0 million of commitment fees to Avista Capital Partners.

22. Quarterly Financial Information (Unaudited)

        The following is a summary of the Company's selected quarterly financial information for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$312.1	$319.8	$323.2	$309.2
Income from operations	$37.7	$33.9	$36.6	$30.3
Net income (loss)	$(20.3)	$(7.8)	$31.7	$(26.8)

        The Company recorded $6.4 million of expense related to the Company's reduction of work force in the fourth quarter of 2014.

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$296.4	$301.4	$297.4	$304.5
Income from operations	$30.7	$35.4	$39.0	$36.8
Net income (loss)	$(35.1)	$(78.9)	$(18.8)	$(28.4)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
March 27, 2015	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
March 27, 2015	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 27, 2015, in the capacities indicated below.

Signature	Title

/s/ STEVEN COCHRAN Steven Cochran	Chief Executive Officer
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Chief Financial Officer (principal financial and accounting officer)
/s/ DAVID BURGSTAHLER David Burgstahler	Manager
/s/ PHIL SESKIN Phil Seskin	Manager
/s/ BRENDAN SCOLLANS Brendan Scollans	Manager
/s/ DUDLEY SLATER Dudley Slater	Manager
/s/ COLLEEN ABDOULAH Colleen Abdoulah	Manager

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among WideOpenWest Finance, LLC, Kingston Merger Sub, Inc. and Knology, Inc., dated as of April 18, 2012	S-4	333-187850	2.1	4/10/2013
3.1	Amended and Restated Articles of Organization of WideOpenWest Finance, LLC	S-4	333-187850	3.1	4/10/2013
3.2	Second Amended and Restated Limited Liability Company Agreement of WideOpenWest Finance, LLC, dated as of July 17, 2012	S-4	333-187850	3.2	4/10/2013
4.1	Senior Note Indenture, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.1	4/10/2013
4.2	Form of Senior Note (included in Exhibit 4.1)	S-4	333-187850	4.2	4/10/2013
4.3	Senior Subordinated Note Indenture, dated as of July 17, 2011, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.3	4/10/2013
4.4	Form of Senior Subordinated Note (included in Exhibit 4.3)	S-4	333-187850	4.4	4/10/2013
4.5	Registration Rights Agreement, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Mitsubishi UFJ Securities (USA), Inc.	S-4	333-187850	4.5	4/10/2013

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Letter Agreement of Employment, dated as of April 27, 2006, by and between Racecar Holdings, LLC and Cathy Kuo.	S-4	333-187850	10.3	4/10/2013
10.2	Letter Agreement of Employment, dated as of May 1, 2006, by and between Racecar Holdings, LLC and Craig Martin.	S-4	333-187850	10.4	4/10/2013
10.3	Letter Agreement of Employment, dated as of March 14, 2008, by and between WideOpenWest Finance, LLC and Cash Hagen.	S-4	333-187850	10.5	4/10/2013
10.4	First Amendment to Credit Agreement dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-4	333-187850	10.11	4/10/2013
10.5	Letter Agreement of Employment, dated as of January 7, 2013, by and between WideOpenWest Networks, LLC and Richard E. Fish, Jr.	S-4	333-187850	10.6	4/10/2013
10.6	Second Amendment to Credit Agreement, dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	10-K	333-187850	10.6	3/17/2014	*
10.7	Chairwoman Agreement, dated as of February 3, 2014, by and among Racecar Holdings, LLC, WideOpenWest Networks, LLC and Colleen Abdoulah.	8-K	333-187850	10.1	2/5/2014
10.8	Employment Agreement, dated as of February 3, 2014, by and among Racecar Holdings, LLC, WideOpenWest Networks, LLC and Steven Cochran	8-K	333-187850	10.2	2/5/2014
21.1	List of Subsidiaries	S-4	333-187850	21.1	4/10/2013
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*
Filed herewith.

**
Furnished herewith.