Form 10-Q
period 2015-03-31
WideOpenWest Finance, LLC
filed 2015-05-08
CIK 1571833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

        This Quarterly Report on Form 10-Q is for the three months ended March 31, 2015. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," "our", or "the Company" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$223.0	$263.9
Accounts receivable—trade, net of allowance for doubtful accounts of $11.0 and $11.5, respectively	81.0	88.8
Accounts receivable—other	5.9	4.4
Prepaid expenses and other	12.7	9.8

Total current assets	322.6	366.9
Plant, property and equipment, net (note 4)	837.3	834.9
Franchise operating rights	1,048.5	1,048.5
Goodwill	454.1	454.1
Intangible assets subject to amortization, net	35.6	42.6
Debt issuance costs, net (note 6)	67.2	71.6
Investments	16.6	16.6
Other noncurrent assets	5.1	5.2

Total assets	$2,787.0	$2,840.4

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$29.1	$30.6
Accrued interest	35.5	66.8
Accrued liabilities and other (note 5)	102.4	107.3
Current portion of debt and capital lease obligations (note 6)	22.7	22.9
Unearned service revenue	52.6	51.0

Total current liabilities	242.3	278.6
Long-term debt and capital lease obligations—less current portion (note 6)	3,061.8	3,068.0
Deferred income taxes	288.0	287.2
Fair value of derivative instruments (note 8)	5.9	7.9
Other noncurrent liabilities	3.2	3.1

Total liabilities	3,601.2	3,644.8

Commitments and contingencies (note 9)
Members' deficit	(182.0)	(178.8)
Accumulated deficit	(632.2)	(625.6)

Total members' deficit	(814.2)	(804.4)

Total liabilities and members' deficit	$2,787.0	$2,840.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
	(in millions)
Revenue	$312.3	$312.1
Costs and expenses:
Operating (excluding depreciation and amortization)	178.3	178.0
Selling, general and administrative	27.8	30.0
Depreciation & amortization	54.8	66.0
Management fee to related party	0.4	0.4

	261.3	274.4

Income from operations	51.0	37.7
Other income (expense):
Interest expense	(58.9)	(57.8)
Realized and unrealized gain on derivative instruments	2.0	1.0
Other (expense) income, net	0.2	(0.1)

Loss before provision for income taxes	(5.7)	(19.2)
Income tax expense	(0.9)	(1.1)

Net loss	$(6.6)	$(20.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2015	2,172,212	676,972	410,143	$(178.8)	$(625.6)	$(804.4)
Management Unit grants, net	—	—	4,757	—	—	—
Distribution to parent	—	—	—	(3.2)	—	(3.2)
Net loss	—	—	—	—	(6.6)	(6.6)

Balances at March 31, 2015	2,172,212	676,972	414,900	$(182.0)	$(632.2)	$(814.2)

(1)
Includes Class C and C-1 through C-8 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net loss	$(6.6)	$(20.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54.8	66.0
Realized and unrealized gain on derivative instruments	(2.0)	(1.0)
Provision for doubtful accounts	6.3	4.9
Deferred income taxes	0.9	1.1
Amortization of debt issuance costs	4.0	4.6
Other non-cash items	(0.3)	0.1
Changes in operating assets and liabilities:
Receivables and other operating assets	(2.9)	(10.0)
Payables and accruals	(30.6)	(19.2)

Net cash flows provided by operating activities	23.6	26.2

Cash flows from investing activities:
Capital expenditures	(55.6)	(52.9)
Other investing activities	—	—

Net cash flows used in investing activities	(55.6)	(52.9)

Cash flows from financing activities:
Proceeds from issuance of debt	—	58.0
Payments on debt and capital lease obligations	(5.7)	(6.1)
Distribution to Parent	(3.2)	—

Net cash flows (used) in provided by financing activities	(8.9)	51.9

Increase (decrease) in cash and cash equivalents	(40.9)	25.2
Cash and cash equivalents, beginning of period	263.9	16.9

Cash and cash equivalents, end of period	$223.0	$42.1

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$86.0	$81.9

Cash paid during the periods for income taxes	$4.0	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(5.7)	$(3.5)

Assets acquired under capital lease obligations	$—	$0.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Note 1. General Information

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WideOpenWest Networks, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

        The Company is a fully integrated provider of residential and commercial high-speed data, video, and telephony services to nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. The year-end condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2014 consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-K filed with the SEC on March 27, 2015.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

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

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of a) identifying the contract(s) with a customer; b) identifying the performance obligations in the contract; c) determining the transaction price; d) allocating the transaction price to the performance obligations in the contract and e) recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either retrospective or retrospective with cumulative effect adoption. Early application is not permitted. The Company is currently assessing the potential effects of these changes to the consolidated financial statements.

Note 3. Sale of South Dakota Systems

        On June 12, 2014, the Company and Clarity Telecom ("Clarity") entered into an agreement (the "Asset Purchase Agreement") under which Clarity acquired the Company's Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems"). On September 30, 2014, the Company and Clarity consummated the asset sale for gross proceeds of approximately $262 million in cash, subject to

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(unaudited)

Note 3. Sale of South Dakota Systems (Continued)

certain adjustments set forth in the Asset Purchase Agreement. As a result of the sale, the Company recorded a gain totaling $52.9 million. In conjunction with the asset sale, the Company and Clarity entered into a Transition Services Agreement in which the Company will provide certain services to Clarity on a transitional basis. Charges for the transition services generally allow the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Distribution facilities	$1,025.8	$1,006.1
Customer premise equipment	372.8	376.0
Head-end equipment	233.4	221.8
Telephony infrastructure	108.0	106.1
Construction in progress (including material inventory and other)	92.2	83.2
Computer equipment and software	70.9	69.8
Buildings and leasehold improvements	44.1	44.1
Office and technical equipment	33.0	32.6
Vehicles	30.3	30.5
Land	6.7	6.7

Total plant, property and equipment	2,017.2	1,976.9
Less accumulated depreciation	(1,179.9)	(1,142.0)

	$837.3	$834.9

        Depreciation expense for the three months ended March 31, 2015 and 2014 was $47.5 million and $57.0 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling $ nil and $(0.4) million for the three months ended March 31, 2015 and 2014, respectively.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(unaudited)

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Programming costs	$41.1	$39.5
Franchise, copyright and regulatory fees	11.2	12.7
Payroll and employee benefits	18.1	12.7
Property, income, sales and use taxes	8.5	9.8
Utility pole rentals	4.2	4.1
Reduction in work force	1.9	4.6
Other accrued liabilities	17.4	23.9

	102.4	$107.3

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	March 31, 2015			December 31, 2014
		Weighted average interest rate(2)
	Available borrowing capacity		Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.82%	$1,529.2	$1,533.1
Term B-1 Loans	—	3.80%	418.6	419.7
Revolving Credit Facility(1)	191.7	3.70%	—	—
Senior Notes, net of premium(3)	—	10.25%	835.4	836.0
Senior Subordinated Notes, net of discount(4)	—	13.38%	292.0	291.9

Total long-term debt	$191.7	6.96%	3,075.2	3,080.7

Capital lease obligations			9.3	10.2

Total long-term debt and capital lease obligations			3,084.5	3,090.9
Less current portion			(22.7)	(22.9)

Long-term portion			$3,061.8	$3,068.0

(1)
Available borrowing capacity at March 31, 2015 represents $200.0 million of total availability less outstanding letters of credit of $8.3 million. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2015. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

(2)
Represents the weighted average effective interest rate in effect at March 31, 2015 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At March 31, 2015, the carrying value of the net premium was $10.4 million.

(4)
At March 31, 2015, the carrying value of the net original issue discount was $3.0 million.

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

        The Additional Notes were issued under the indenture governing the Company's existing $725.0 million Senior Notes, due 2019, issued on July 17, 2012. The Additional Notes are treated as a single series with the existing Senior Notes and will have the same terms as those of the Senior Notes.

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

MARCH 31, 2015

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

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

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at March 31, 2015.

Senior Notes and Senior Subordinated Notes

        On July 17, 2012, the Company, and its wholly- owned subsidiary, WideOpenWest Capital Corp. as co-issuer, issued $725.0 million Senior Notes ("Senior Notes") and the $295.0 million Senior Subordinated Notes, including original issuance discount of $4.9 million ("Senior Subordinated Notes") (together, the "Notes"). The Senior Notes and the Senior Subordinated Notes were issued at par and 98.34%, respectively. The Notes represent general unsecured obligations of the Company and WideOpenWest Capital Corp. and bear interest at 10.25% and 13.38%, respectively. The Senior Notes will mature on July 15, 2019 and the Senior Subordinated Notes will mature on October 15, 2019. Interest on the Notes are due semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2013. On or after July 15, 2015, the Company may redeem some or all of either series of Notes at reducing redemption prices gradually reducing to par value in 2018. Prior to such date, the Company also may redeem some or all of either series of Notes at a redemption price of 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. In addition, the Company may redeem up to 40% of the aggregate principal amount of either series of Notes before July 15, 2015 with the proceeds of certain equity offerings at a redemption price of 110.25% of the principal amount of the Senior Notes and 113.38% of the principal amount of the Senior Subordinated Notes, in each case plus accrued and unpaid interest to the redemption date.

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

Note 7. Financial Information for Subsidiary Guarantors

        The subsidiary guarantors of the Notes are wholly owned, directly or indirectly, by WOW and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of WOW's and the co-issuer's obligations under the Notes and the indenture governing the Notes, including the payment of principal and interest on the Notes. WOW has no

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(unaudited)

Note 7. Financial Information for Subsidiary Guarantors (Continued)

independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to WOW in the form of cash dividends, loans or advances. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, "Financial statements of guarantors and issuers of guaranteed securities registered or being registered," WOW is not required to provide condensed consolidating financial information for the subsidiary guarantors.

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at March 31, 2015 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)	$5.9	$—	$5.9	$—

	$5.9	$—	$5.9	$—

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(unaudited)

Note 8. Fair Value Measurements (Continued)

	Fair Value at December 31, 2014 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$7.9	$—	$7.9	$—

	$7.9	$—	$7.9	$—

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2015.

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of March 31, 2015, WOW has an interest rate swap covering $190.0 million of notational debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

        During the three months ended March 31, 2015, three of the four interest rate caps expired. As of March 31, 2015, the notational amount of debt covered by the remaining interest rate cap has a strike price rate of 1.0% based on LIBOR and expires January 2016. The notational amount of debt covered by this interest rate cap is immaterial.

        The estimated fair value at March 31, 2015 of the Company's long- term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,156.4 million, compared to a gross carrying value of $3,067.8 million and therefore, is categorized as a Level 1 within the fair value hierarchy.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(unaudited)

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

        In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 10. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee is $0.4 million per quarter. The Company paid $0.4 million for each of the three months ended March 31, 2015 and 2014.

        During the three months ended March 31, 2015, the Company issued dividends to its Parent and its Members for 2014 federal income tax payments in the amount of $3.2 million. As of each of March 31, 2015 and December 31, 2014, the receivable from the Parent and its Members amounted to $0.3 million and $0.3 million.

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

  •
  fluctuations in the economy or natural disasters in the area we operate;

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

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in the section entitled "Risk Factors" on our Form 10-K filed with the SEC on March 27, 2015 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

        We are a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At March 31, 2015, our networks passed 2,989 thousand homes and served 799 thousand total customers, reflecting a total customer penetration rate of approximately 27%.

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

Sale of South Dakota Systems

        On September 30, 2014, we and Clarity Telecom ("Clarity") consummated an asset sale agreement in which Clarity acquired our Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems") for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the agreement. We anticipate that the sale of the South Dakota Systems will enhance our operating efficiencies and enable us to continue focusing more aggressively on our long-term strategic initiatives. We recorded a gain of $52.9 million related to the sale. Because the sale of the South Dakota systems was consummated on September 30, 2014, our reported subscriber information for the third quarter ended September 30, 2014, fourth quarter ended December 31, 2014 and the first quarter ended March 31, 2015, exclude these customer relationships.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 85% and 84% of our total assets at March 31, 2015 and December 31, 2014, respectively.

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities, and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total technical operations activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred relate to capitalizable activities, and as a result should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

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

        We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value. We calculate the fair value of franchise operating rights using the multi-period excess earnings method, an income approach which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Key assumptions in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation which would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

        We also, at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems we manage). For evaluation of our goodwill, we utilize discounted cash flow analysis to estimate the fair value of each reporting unit and compare such value to the carrying amount of the reporting unit. In the event the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

        Goodwill and intangible assets were reduced by $100.2 million in connection to the South Dakota Systems asset sale. See note 3 "Sale of South Dakota Systems" to the consolidated financial statements.

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

Income Taxes

        From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and issues relating to investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

        We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that we consider appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

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

	June 30 2013	Sep. 30 2013	Dec. 31 2013	Mar. 31 2014	June 30 2014	Sep. 30, 2014(2)	Dec. 31, 2014(2)	Mar. 31 2015(2)
Homes passed	2,981	2,987	2,995	2,997	3,114	2,978	2,985	2,989
Total customers(1)	815	831	841	853	868	816	809	799
HSD subscribers	709	725	740	757	770	730	728	722
Video subscribers	682	691	694	694	699	654	635	606
Telephony subscribers	430	427	424	419	416	374	359	340

Total RGU's	1,821	1,843	1,858	1,870	1,885	1,758	1,722	1,668

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Due to the sale of our South Dakota Systems on September 30, 2014, the South Dakota Systems homes passed and subscribers are not included in the above table for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015.

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

        Over 89% of our revenues for the three months ended March 31, 2015 and 2014 are attributable to monthly subscription fees charged to our residential and commercial customers for our HSD, Video and Telephony services provided by our systems, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty.

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

  Results of operations

        The following table summarizes our results of operation for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended March 31,		Change
	2015	2014	$	%
Revenue	312.3	$312.1	$0.2	*
Costs and expenses:
Operating (excluding depreciation and amortization)	178.3	178.0	0.3	*
Selling, general and administrative	27.8	30.0	(2.2)	(7)%
Depreciation & amortization	54.8	66.0	(11.2)	(17)%
Management fee to related party	0.4	0.4	—	*

	261.3	274.4	(13.1)	(5)%

Income from operations	51.0	37.7	13.3	35%
Other income (expense):
Interest expense	(58.9)	(57.8)	(1.1)	(2)%
Realized and unrealized gain on derivative instruments, net	2.0	1.0	1.0	*
Other (expense) income, net	0.2	(0.1)	0.3	*

Loss before provision of income taxes	(5.7)	(19.2)	13.5	70%
Income tax expense	(0.9)	(1.1)	0.2	18%

Net loss	$(6.6)	$(20.3)	13.7	67%

*—Not meaningful

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

  Revenue

        Revenue for the three months ended March 31, 2015 increased $0.2 million as compared to revenue for the three months ended March 31, 2014 as follows:

	Three months ended March 31,		Change
	2015	2014	$	%
		(in millions)
Residential subscription	$254.8	$258.2	$(3.4)	(1)%
Commercial subscription	24.1	23.5	0.6	3%

Total subscription	278.9	281.7	(2.8)	(1)%
Other commercial services	6.8	6.5	0.3	5%
Other	26.6	23.9	2.7	11%

	$312.3	$312.1	$0.2	*

        Of the $2.8 million, or 1%, decrease in Subscription Revenue, approximately $19.0 million was attributable to the disposition of the South Dakota markets on September 30, 2014. Offsetting this decrease was an $12.1 million increase in average revenue per unit ("ARPU) of our customer base which is calculated as total subscription revenue divided by the average total customers for the respective period, and an increase of approximately $4.1 million attributable to an increase in customer relationships.

        The increase in Other revenue of $2.7 million is primarily due to increase in customer related activity fees (i.e. installation, reactivation, service protection plan and service calls).

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $0.3 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We continue to see increases in video programming costs due to higher fees charged when compared to the same quarter ended 2014. Offsetting the increases in programming costs were savings in vehicle fuel costs, efficiencies related to our new vehicle and technician routing system and the reduction in expense associated with the sale of our South Dakota systems.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $2.2 million or 7% in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decreases for the three months ended March 31, 2015, were primarily in employee compensation related to our work force reduction and decreases in insurance claims. Offsetting these cost savings were increases in commercial administration, marketing and sales expense.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $11.2 million or 17% in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease is due to the sale of our South Dakota systems and the related assets during the third quarter end September 30, 2014.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense increased $1.1 million or 2% in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase is due to increased debt outstanding for the quarter ended march 31, 2015 compared to the quarter ended March 31, 2014, primarily from the incremental issuance on April 1, 2014 of an additional $100.0 million in principal Senior Notes, due 2019.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $2.0 million and $1.0 million, for the three months ended March 31, 2015 and March 31 2014, respectively. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At March 31, 2015, we had $322.6 million in current assets, including $223.0 million in cash and cash equivalents, and $242.3 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $3,084.5 million, of which $22.7 million is classified as current in our condensed consolidated balance sheet.

        As of March 31, 2015 we had borrowing capacity of $191.7 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities decreased $2.6 million from $26.2 million for the three months ended March 31, 2014 to $23.6 million for the three months ended March 31, 2015. The decreases are mainly due to changes in working capital relating to our accrued liabilities.

Investing Activities

        Net cash used in investing activities increased $2.7 million from $52.9 million cash used for the three months ended March 31, 2014 to $55.6 million cash provided for the three months ended March 31, 2015.

Financing Activities

        Net cash (used) in and provided by financing activities decreased $60.8 million from $51.9 million cash provided by for the three months ended March 31, 2014 to $8.9 million cash used in for the three months ended March 31, 2015. The change is primarily due to cash proceeds received from the issuance of debt of $58.0 million during the three months ended March 31, 2014 compared to zero during the three months ended March 31, 2015. In addition, during the three months ended March 31, 2015 we made a cash distribution to our Parent in the amount of $3.2 million for the payment of 2014 Federal Income Taxes and repaid debt in the amount of $5.7 million.

Capital Expenditures

        Capital expenditures were $55.6 million and $52.9 million for the three months ended March 31, 2015 and 2014, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2015, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an alternative base rate ("ABR") (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.75% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.75% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of March 31, 2015, after considering our interest rate swaps and caps, approximately 76% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2015) would result in an annual interest expense change of up to approximately $17.5 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEOPENWEST FINANCE, LLC
May 8, 2015	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
May 8, 2015	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer