Form 10-Q
period 2015-06-30
WideOpenWest Finance, LLC
filed 2015-08-13
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

        This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2015. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," "our", or "the Company" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$90.6	$263.9
Accounts receivable—trade, net of allowance for doubtful accounts of $6.8 and $11.5, respectively	85.7	88.8
Accounts receivable—other	5.0	4.4
Prepaid expenses and other	12.0	9.8

Total current assets	193.3	366.9
Plant, property and equipment, net (note 4)	845.4	834.9
Franchise operating rights	1,048.5	1,048.5
Goodwill	454.1	454.1
Intangible assets subject to amortization, net	29.7	42.6
Debt issuance costs, net (note 6)	41.4	71.6
Investments	16.6	16.6
Other noncurrent assets	8.2	5.2

Total assets	$2,637.2	$2,840.4

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$26.5	$30.6
Accrued interest	65.6	66.8
Accrued liabilities and other (note 5)	104.8	107.3
Current portion of debt and capital lease obligations (note 6)	20.8	22.9
Unearned service revenue	57.3	51.0

Total current liabilities	275.0	278.6
Long-term debt and capital lease obligations—less current portion (note 6)	2,908.1	3,068.0
Deferred income taxes	288.9	287.2
Fair value of derivative instruments (note 8)	4.8	7.9
Other noncurrent liabilities	3.2	3.1

Total liabilities	3,480.0	3,644.8

Commitments and contingencies (note 9)
Members' deficit	(183.1)	(178.8)
Accumulated deficit	(659.7)	(625.6)

Total members' deficit	(842.8)	(804.4)

Total liabilities and members' deficit	$2,637.2	$2,840.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$305.8	$319.8	$618.1	$631.9

Costs and expenses:
Operating (excluding depreciation and amortization)	170.3	182.4	348.6	360.5
Selling, general and administrative	27.0	38.9	54.8	69.0
Depreciation & amortization	55.5	64.1	110.3	130.3
Management fee to related party	0.6	0.5	1.0	0.9

	253.4	285.9	514.7	560.7

Income from operations	52.4	33.9	103.4	71.2
Other income (expense):
Interest expense	(57.1)	(59.4)	(116.0)	(117.2)
Loss on extinguishment of debt	(22.9)	—	(22.9)	—
Realized and unrealized gain on derivative instruments, net	1.1	0.8	3.1	1.8
Other income (expense), net	—	0.2	0.2	0.5

Loss before provision for income taxes	(26.5)	(24.5)	(32.2)	(43.7)
Income tax benefit	(1.0)	16.7	(1.9)	15.6

Net loss	$(27.5)	$(7.8)	$(34.1)	$(28.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2015	2,172,212	676,972	410,143	$(178.8)	$(625.6)	$(804.4)
Purchase of management units, net	—	(110)	(7,589)	(0.4)	—	(0.4)
Distribution to parent	—	—	—	(3.9)	—	(3.9)
Net loss	—	—	—	—	(34.1)	(34.1)

Balances at June 30, 2015	2,172,212	676,862	402,554	$(183.1)	$(659.7)	$(842.8)

(1)
Includes Class C and C-1 through C-8 Units

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net loss	$(34.1)	$(28.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110.3	130.3
Loss on extinguishment of debt	22.9	—
Realized and unrealized gain on derivative instruments	(3.1)	(1.8)
Provision for doubtful accounts	12.1	9.3
Deferred income taxes	1.9	(15.3)
Amortization of debt issuance costs	6.8	8.7
Premium from debt issuance	—	13.0
Other non-cash items	(0.2)	0.1
Changes in operating assets and liabilities:
Receivables and other operating assets	(14.9)	(26.2)
Payables and accruals	0.9	22.8

Net cash flows provided by operating activities	102.6	112.8

Cash flows from investing activities:
Capital expenditures	(110.3)	(118.9)
Other investing activities	—	(4.5)

Net cash flows used in investing activities	(110.3)	(123.4)

Cash flows from financing activities:
Proceeds from issuance of debt	1,411.4	158.0
Payments on debt and capital lease obligations	(1,572.3)	(104.5)
Payment of debt issuance costs	(0.4)	(0.7)
Purchase of management units, net	(0.4)	—
Distribution to Parent	(3.9)	—

Net cash flows (used) in provided by financing activities	(165.6)	52.8

Increase (decrease) in cash and cash equivalents	(173.3)	42.2
Cash and cash equivalents, beginning of period	263.9	16.9

Cash and cash equivalents, end of period	$90.6	$59.1

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$109.6	$106.3

Cash paid during the periods for income taxes	$3.9	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(2.4)	$3.7

Assets acquired under capital lease obligations	$0.1	$4.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

JUNE 30, 2015

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

Recently Issued Accounting Standards

        In April, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The Company has elected not to early adopt ASU 2015-03. If adopted during the period, debt issuance costs and long term debt as reflected on the Company's condensed consolidated balance sheets would decrease $41.4 million and $71.6 million as of June 30, 2015 and December 31, 2014, respectively.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of a) identifying the contract(s) with a customer; b) identifying the performance obligations in the contract; c) determining the transaction price; d) allocating the transaction price to the performance obligations in the contract and e) recognizing revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. The Compnay has not yet decided which implementation method it will adopt. The Company is in the process of accessing the impact of adopting the new standard.

        In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective as of April 1, 2014, and it has not had a material impact on the consolidated financial statements.

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

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Distribution facilities	$1,066.8	$1,006.1
Customer premise equipment	367.7	376.0
Head-end equipment	256.3	221.8
Telephony infrastructure	110.2	106.1
Construction in progress (including material inventory and other)	70.7	83.2
Computer equipment and software	75.6	69.8
Buildings and leasehold improvements	44.1	44.1
Office and technical equipment	33.5	32.6
Vehicles	30.5	30.5
Land	6.7	6.7

Total plant, property and equipment	2,062.1	1,976.9
Less accumulated depreciation	(1,216.7)	(1,142.0)

	$845.4	$834.9

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(unaudited)

Note 4. Plant, Property and Equipment (Continued)

        Depreciation expense for the three months ended June 30, 2015 and 2014 was $49.3 million and $54.6 million, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $96.8 million and $111.5 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling $0.1 and $0.2 million for the three months ended June 30, 2015 and 2014, respectively; and $0.2 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Programming costs	$42.1	$39.5
Franchise, copyrights and regulatory fees	12.3	12.7
Payroll and employee benefits	17.4	12.7
Property, income, sales and use taxes	10.5	9.8
Utility pole rentals	4.9	4.1
Reduction in workforce	0.9	4.6
Other accrued liabilities	16.7	23.9

	$104.8	$107.3

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(unaudited)

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	June 30, 2015			December 31, 2014
	Available borrowing capacity	Weighted average interest rate(2)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.56%	$1,407.9	$1,533.1
Term B-1 Loans	—	3.80%	385.4	419.7
Revolving Credit Facility(1)	191.7	3.86%	—	—
Senior Notes, net of premium(3)	—	10.25%	834.8	836.0
Senior Subordinated Notes, net of discount(4)	—	13.38%	292.1	291.9

Total long-term debt	$191.7	6.96%	2,920.2	3,080.7

Capital lease obligations			8.7	10.2

Total long-term debt and capital lease obligations			2,928.9	3,090.9
Less current portion			(20.8)	(22.9)

Long-term portion			$2,908.1	$3,068.0

(1)
Available borrowing capacity at June 30, 2015 represents $200.0 million of total availability less outstanding letters of credit of $8.3 million. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2015. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average effective interest rate in effect at June 30, 2015 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(3)
At June 30, 2015, the carrying value of the net premium was $9.7 million.

(4)
At June 30, 2015, the carrying value of the net original issue discount was $2.9 million.

Revolver Extension

        On July 1, 2015, the Company entered into a fourth amendment (the "Fourth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013 and May 21, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        Under the Original Credit Agreement, the Company had $200.0 million of borrowings available under its revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver is extended until July 1, 2020 provided that (i) the Company has no Term B Loans

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisos (i) and (ii) above is not satisfied as of January 1, 2019, then the Revolver will mature on January 1, 2019. In addition, in the event the Company has outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, the Company would be required to pay down such borrowings to the extent of such excess.

Refinancing of Term B and B-1 Loans

        On May 21, 2015, the Company entered into a third amendment (the "Third Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as further amended on November 27, 2013 among the Company and the other parties thereto.

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50%. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at the Company's option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under the Company's current Term B Loans. In connection with the Third Amendment, the Company made a prepayment totaling $150.0 million, applied ratably, to the Company's outstanding Term B Loans and outstanding Term B-1 Loans. Proceeds from the sale of the Company's South Dakota Systems were used in connection with the prepayment. In addition, the Third Amendment provides for the ability to refinance the Company's Senior Subordinated Notes with proceeds from the issuance of Senior Notes. The Company recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B Loans.

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

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bear interest, at the Company's option, at LIBOR plus 3.00% or adjusted base rate ("ABR") plus 2.00%. The new Term B-1 Loans includes a 0.75% LIBOR floor. The new Term B-1 Loans replaced $398.0 million in outstanding Term B-1 Loans which were previously priced, at the Company's option, at LIBOR plus 3.25% or ABR plus 2.25% and which previously included a 1.00% LIBOR floor. The Company utilized the excess proceeds from the new Term B-1 Loans to repay existing, outstanding borrowings on its revolving credit facility and to pay fees and expenses associated with the refinancing. The Company recorded a loss on extinguishment of debt of $0.8 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B-1 Loans.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

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

JUNE 30, 2015

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

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

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at June 30, 2015.

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

Note 8. Fair Value Measurements

        The fair values of cash and cash equivalents, receivables, trade payable, short-term borrowings and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities of a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

  •
  Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at June 30, 2015 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)	$4.8	$—	$4.8	$—

	$4.8	$—	$4.8	$—

	Fair Value at December 31, 2014 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$7.9	$—	$7.9	$—

	$7.9	$—	$7.9	$—

(1)
The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for the Company's own nonperformance risk as well as the counterparty's as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and the profile of Company and the counterparty.

(2)
The fair value of the interest rate caps were calculated using a cash flow valuation model. The main inputs were obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes were then input into the valuation and discounted to reflect the time value of cash.

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the six months ended June 30, 2015.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(unaudited)

Note 8. Fair Value Measurements (Continued)

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of June 30, 2015, the Company has an interest rate swap covering $190.0 million of notional debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notational amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

        As of June 30, 2015, the notional amount of debt covered by the interest rate cap has a strike price rate of 1.0% based on LIBOR and expires January 2016. The notional amount of debt covered by this interest rate cap is immaterial.

        The estimated fair value at June 30, 2015 of the Company's long- term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,001.5 million, compared to a gross carrying value of $2,920.2 million and, therefore, is categorized as a Level 1 within the fair value hierarchy.

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

        During the six months ended June 30, 2015, the Company issued dividends to its Parent and its Members for 2014 federal income tax payments in the amount of $3.9 million. As of each of June 30, 2015 and December 31, 2014, the receivable from the Parent and its Members amounted to $0.3 million and $0.3 million.

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

Overview

        We are a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At June 30, 2015, our networks passed 2,993 thousand homes and served 787 thousand total customers, reflecting a total customer penetration rate of approximately 26%.

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

Sale of South Dakota Systems

        On September 30, 2014, we and Clarity Telecom ("Clarity") consummated an asset sale agreement in which Clarity acquired our Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems") for gross proceeds of approximately $262 million in cash, subject to certain adjustments set forth in the agreement. We recorded a gain of $52.9 million related to the sale. Because the sale of the South Dakota systems was consummated on September 30, 2014, our reported subscriber information for the third quarter ended September 30, 2014, fourth quarter ended December 31, 2014, the first quarter ended March 31, 2015 and the second quarter ended June 30, 2015, exclude these customer relationships.

Workforce Reduction

        During the fourth quarter 2014, we committed to a workforce reduction plan whereby we eliminated approximately 275 employees across all levels and geographic regions. We implemented this plan to compete more efficiently and better position ourselves for future growth.

Revolver extension

        On July 1, 2015, the Company entered into a fourth amendment (the "Fourth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013 and May 21, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        Under the Original Credit Agreement, the Company had $200.0 million of borrowings available under its revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver is extended until July 1, 2020 provided that (i) the Company has no Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisos (i) and (ii) above is not satisfied as of January 1, 2019, then the Revolver will mature on January 1, 2019. In addition, in the event the Company has outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, the Company would be required to pay down such borrowings to the extent of such excess.

Refinancing of Term B and B-1 Loans

        On May 21, 2015, the Company entered into a third amendment (the "Third Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as further amended on November 27, 2013 among the Company and the other parties thereto.

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50%. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at the Company's option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under the Company's current Term B Loans. In connection with the Third Amendment, the Company made a prepayment totaling $150.0 million, applied ratably, to the Company's outstanding Term B Loans and outstanding Term B-1 Loans. Proceeds from the sale of the Company's South Dakota Systems were used in connection with the prepayment. In addition, the Third Amendment provides for the ability to refinance the Company's Senior Subordinated Notes with proceeds from the issuance of Senior Notes. The Company recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issue costs related to the former Term B Loans.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 90% and 84% of our total assets at June 30, 2015 and December 31, 2014, respectively.

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

        We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that we consider appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of our income tax provision.

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

	Sep. 30 2013	Dec. 31 2013	Mar. 31 2014	June 30 2014	Sep. 30, 2014(2)	Dec. 31, 2014(2)	Mar. 31 2015(2)	June 30 2015(2)
Homes passed	2,987	2,995	2,997	3,114	2,978	2,985	2,989	2,993
Total customers(1)	831	841	853	868	816	809	799	787
HSD subscribers	725	740	757	770	730	728	722	713
Video subscribers	691	694	694	699	654	635	606	583
Telephony subscribers	427	424	419	416	374	359	340	325

Total RGU's	1,843	1,858	1,870	1,885	1,758	1,722	1,668	1,621

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Due to the sale of our South Dakota Systems on September 30, 2014, the South Dakota Systems homes passed and subscribers are not included in the above table for the quarters ended September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015.

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

        Over 89% of our revenues for the six months ended June 30, 2015 and 2014 are attributable to monthly subscription fees charged to our residential and commercial customers for our HSD, Video and Telephony services provided by our systems, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty.

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

        Realized and unrealized gain on derivative instruments, net includes adjustments to fair value for the various interest rate swaps and caps we enter into on the required portions of our outstanding variable debt. As we do not use hedge accounting for financial reporting purposes, at the end of each reporting period, the adjustments to fair value of our interest rate swaps and caps are recorded to earnings.

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

  Results of operations

        The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Change
	2015	2014	$	%
Revenue	$305.8	$319.8	$(14.0)	(4)%
Costs and expenses:
Operating (excluding depreciation and amortization)	170.3	182.4	(12.1)	(7)%
Selling, general and administrative	27.0	38.9	(11.9)	(31)%
Depreciation & amortization	55.5	64.1	(8.6)	(13)%
Management fee to related party	0.6	0.5	0.1	20%

	253.4	285.9	(32.5)	(11)%

Income from operations	52.4	33.9	18.5	55%
Other income (expense):
Interest expense	(57.1)	(59.4)	2.3	4%
Loss on extinguishment of debt	(22.9)	—	(22.9)	*
Realized and unrealized gain on derivative instruments, net	1.1	0.8	0.3	38%
Other (expense) income, net	—	0.2	(0.2)	100%

Loss before provision of income taxes	(26.5)	(24.5)	(2.0)	(8)%
Income tax(expense) benefit	(1.0)	16.7	(17.7)	(106)%

Net loss	$(27.5)	$(7.8)	(19.7)	(252)%

*—Not meaningful

        The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in millions):

	Six months ended June 30,		Change
	2015	2014	$	%
Revenue	$618.1	$631.9	$(13.8)	(2)%
Costs and expenses:
Operating (excluding depreciation and amortization)	348.6	360.5	(11.9)	(3)%
Selling, general and administrative	54.8	69.0	(14.2)	(21)%
Depreciation & amortization	110.3	130.3	(20.0)	(15)%
Management fee to related party	1.0	0.9	0.1	11%

	514.7	560.7	(46.0)	(8)%

Income from operations	103.4	71.2	32.2	45%
Other income (expense):
Interest expense	(116.0)	(117.2)	1.2	1%
Loss on extinguishment of debt	(22.9)	—	(22.9)	*
Realized and unrealized gain on derivative instruments, net	3.1	1.8	1.3	72%
Other (expense) income, net	0.2	0.5	(0.3)	(60)%

Loss before provision of income taxes	(32.2)	(43.7)	11.5	26%
Income tax (expense) benefit	(1.9)	15.6	(17.5)	(112)%

Net loss	$(34.1)	$(28.1)	(6.0)	(21)%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

  Revenue

			Change
	2015	2014	$	%
		(in millions)
Residential subscription	$249.2	$264.1	$(14.9)	(6)%
Commercial subscription	24.7	24.2	0.5	2%

Total subscription	273.9	288.3	(14.4)	(5)%
Other commercial services	5.0	6.1	(1.1)	(18)%
Other	26.9	25.4	1.5	6%

	$305.8	$319.8	$(14.0)	(4)%

        Revenue for the three months ended June 30, 2015 decreased $14.0 million or 4% as compared to revenue for the three months ended June 30, 2014 as follows:

        Of the $14.4 million, or 5%, decrease in Subscription Revenue, approximately $18.8 million was attributable to the disposition of the South Dakota markets on September 30, 2014. Offsetting this decrease was an $8.8 million increase in average revenue per unit ("ARPU) of our customer base which is calculated as total subscription revenue divided by the average total customers for the respective period. Contributing to the decrease was approximately $4.4 million attributable to a decrease in customer relationships.

        The increase in Other revenue of $1.5 million for the three months ended June 30, 2015, is primarily due to increase in customer related activity fees (i.e. installation, reactivation, service protection plan and service calls).

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) decreased $12.1 million or 7% in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, we realized savings in vehicle fuel costs, efficiencies related to our new vehicle and technician routing system and employee costs related to our reduction in workforce. Adding to these savings was the reduction of overall operating expenses related to the sale of our South Dakota systems on September 30, 2014. Partially offsetting these savings was a continued increase in video programming costs during the three months ended June 30, 2015.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $11.9 million or 31% in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decreases for the three months ended June 30, 2015, were primarily in employee compensation related to our workforce reduction and decreases in professional fees. Partially offsetting these cost savings were increases in marketing and sales expense.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $8.6 million or 13% in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease is due to the sale of our South Dakota systems and the related assets during the third quarter end September 30, 2014.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense decreased $2.3 million or 4% in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Interest expense is expected to decrease for the remainder of 2015 as we have less outstanding debt and lower interest rates due to the refinancing of our Term B loans when compared to the three months ended June 30, 2014.

  Loss on extinguishment of debt

        In connection with our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $22.9 million during the three months ended June 30, 2015.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $1.1 million and $0.8 million, for the three months ended June 30, 2015 and June 30, 2014, respectively. We do not use hedge accounting for financial reporting purpose so the adjustments to fair value of our interest rate swaps and caps are recorded to earnings.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

        Revenue for the six months ended June 30, 2015 decreased $13.8 million or 2% as compared to revenue for the six months ended June 30, 2014 as follows:

			Change
	2015	2014	$	%
		(in millions)
Residential subscription	$504.0	$522.3	$(18.3)	(4)%
Commercial subscription	48.8	47.7	1.1	2%

Total subscription	552.8	570.0	(17.2)	(3)%
Other commercial services	11.8	12.6	(0.8)	(6)%
Other	53.5	49.3	4.2	9%

	$618.1	$631.9	$(13.8)	(2)%

        Of the $17.2 million, or 3%, decrease in Subscription Revenue, approximately $37.8 million was attributable to the disposition of the South Dakota markets on September 30, 2014. Offsetting this decrease was a $21.8 million increase in average revenue per unit ("ARPU) of our customer base which is calculated as total subscription revenue divided by the average total customers for the respective period. Contributing to the decrease was approximately $1.2 million attributable to a decrease in customer relationships.

        The increase in Other revenue of $4.2 million is primarily due to an increase in customer related activity fees (i.e. installation, reactivation, service protection plan and service calls).

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) decreased $11.9 million or 3% in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decrease for the six months ended June 30, 2015 is attributable to decreases in employee costs related to our reduction in workforce and efficiencies related to our new vehicle and technician routing system. Adding to these savings was the reduction of overall operating expense related to the sale of our South Dakota systems on September 30, 2014. Partially offsetting these savings were increases in bad debt expense and collection agency fees for the six months ended June 30, 2015.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $14.2 million or 21% in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decreases for the six months ended June 30, 2015, were primarily in employee compensation and health claims related to our workforce reduction and decreases in professional fees. Adding to these savings was the sale of our South Dakota systems and their related costs on September 30, 2014.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $20.0 million or 15% in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to the sale of our South Dakota systems and the related assets on September 30, 2014.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners.

  Interest expense

        Interest expense decreased $1.2 million or 1% in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Interest expense is expected to decrease for the remainder of 2015 as we have less outstanding debt and lower interest rates due to the refinancing of our Term B loans when compared to the six months ended June 30, 2014.

  Loss on extinguishment of debt

        In connection with our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $22.9 million during the six months ended June 30, 2015.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $3.1 million and $1.8 million, for the six months ended June 30, 2015 and June 30, 2014, respectively. We do not use hedge accounting for financial reporting purpose so the adjustments to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At June 30, 2015, we had $193.3 million in current assets, including $90.6 million in cash and cash equivalents, and $275.0 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,928.9 million, of which $20.8 million is classified as current in our condensed consolidated balance sheet.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flows, as defined in the credit agreement. As of June 30, 2015, we had borrowing capacity of $191.7 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities decreased $10.2 million from $112.8 million for the six months ended June 30, 2014 to $102.6 million for the six months ended June 30, 2015 due to decreases in working capital.

Investing Activities

        Net cash used in investing activities decreased $13.1 million from $123.4 million cash used for the six months ended June 30, 2014 to $110.3 million for the six months ended June 30, 2015. Capital expenditures were $110.3 million and $118.9 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Financing Activities

        Net cash (used) in and provided by financing activities increased $218.4 million from $52.8 million cash provided by for the six months ended June 30, 2014 to $165.6 million cash used in for the six months ended June 30, 2015. The change is primarily due to the payment of $150.0 million on our Term B and Term B-1 loans associated with the refinancing of our Term B Loans. In addition, during the six months ended June 30, 2015, we made a cash distribution to our Parent in the amount of $3.9 million for the payment of 2014 federal income taxes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2015, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an alternative base rate ("ABR") (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.50% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.50% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of June 30, 2015, after considering our interest rate swaps and caps, approximately 89% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2015) would result in an annual interest expense change of up to approximately $15.9 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on March 27, 2015.

Item 2.    Unregistered Sales of Equity Proceeds and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

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

WIDEOPENWEST FINANCE, LLC
August 13, 2015	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
August 13, 2015	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer