Form 10-K
period 2015-12-31
WideOpenWest Finance, LLC
filed 2016-03-17
CIK 1571833

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Note: as a voluntary filer, not subject to the requirements the Registrant has filed all reports under Section 13 or 15(d) of the Exchange Act during the proceeding 12 months

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the common equity held by non-affiliates of the Registrant: Not Applicable

         Indicate the number of shares outstanding of each of the Registrants' classes of common stock: Not Applicable

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

        This Annual Report on Form 10-K is for the fiscal year ended December 31, 2015. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I

Item 1.    Business

Overview

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

        The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. Because the Parent's primary asset is its investment in WOW, the Parent's ownership structure consisting of various classes of common units has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's.

        We are a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At December 31, 2015, our networks passed 3,003 thousand homes and served 778 thousand total customers, reflecting a total customer penetration rate of approximately 26%.Within these markets, we typically operate in affluent suburban communities and have a customer base with income levels above the national average, a propensity to purchase higher-margin bundled services and a history of low churn rates.

        We began our operations over 14 years ago and have developed what we believe to be a competitively differentiated brand and a strong market position. Since our inception, our residential strategy has been to provide bundled HSD, Video and Telephony services via our fully upgraded, advanced network with approximately 97% of our network 750 MHz or greater capacity and high availability. Our commercial strategy focuses on creating an exceptional customer experience by leveraging our metropolitan network assets and recognized customer service to provide advanced data networking, internet access, cloud and business telephony products to small, medium and large enterprises in our footprint. We believe we have one of the most technically advanced and uniform networks in the industry and high availability for delivery of a full suite of products including high-speed data, video, telephony, video- on-demand and high-definition video. Because this network was originally built and designed to offer at least 750 MHz, we believe that our plant is more efficient and flexible than upgraded or rebuilt systems of comparable bandwidth. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. We believe our advanced plant will allow us to continue to roll out competitive high-definition video ("HD") channel line ups and higher data speeds without major capital requirements. In addition, we are augmenting the growth of our core residential business through a focused expansion of our commercial business and capital efficient network "edge-out" into communities adjacent to our current footprint.

        We believe our high-value product offerings, customer-centric operating philosophy, technically advanced network and experienced management team have driven superior operating and financial performance compared to our peers. Our reputation as an industry leader, particularly with respect to customer experience, has been consistently recognized by independent third parties. For example, WOW has been recognized by Consumer Reports Magazine (#1 U.S. cable provider for six out of the last seven years), J.D. Power and Associates (highest customer satisfaction 21 times in the last 11 years).

        We believe our July 2012 acquisition of Knology has solidified our position as a leading provider of triple-play (high-speed data, video and telephony) and other advanced communication services. The combination increased our geographic and competitive diversification and created a clustered footprint that covers 19 markets in the Midwestern and Southeastern U.S. On a combined basis as of December 31, 2015, we were the ninth largest cable company in the U.S. based on the number of video subscribers and our systems. We believe WOW's fully upgraded network was enhanced by the legacy Knology network and we have been able to realize significant cost savings by eliminating duplicative resources and achieving scale efficiencies and believe that there are additional longer- term operational efficiencies that will continue to improve our profitability.

Crestview Partners

        On December 18, 2015, funds managed by Crestview Advisor, L.L.C ("Crestview), a leading private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. become the beneficial owner of approximately 35% of Parent. Under terms of the agreement, Crestview's funds purchased units held by Avista Capital Partners ("Avista") and other unitholders, and made a $125 million primary investment in newly-issued units. As of December 31, 2015, proceeds from this transaction, net of accrued and paid transaction expenses, totaling $102.8 million have been recorded to our Parent's balance sheet and have not been pushed down and reflected in the accompanying consolidated financial statements. Crestview has extensive experience in the telecommunications industry, and we believe this investment will help us capitalize on future growth opportunities while we continue to deliver the award-winning customer experience we are known for.

Revolver Extension

        On July 1, 2015, we entered into a fourth amendment (the "Fourth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013 and May 21, 2015 (the "Original Credit Agreement") among us and the other parties thereto.

        Under the Original Credit Agreement, we had $200.0 million of borrowings available under our revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver is extended until July 1, 2020, provided that (i) we have no Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisions (i) and (ii) above is not satisfied as of January 1, 2019, then the Revolver will mature on January 1, 2019. In addition, in the event we have outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, we would be required to pay down such borrowings to the extent of such excess.

Refinancing of Term B and B-1 Loans

        On May 21, 2015, we entered into a third amendment (the "Third Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as further amended on November 27, 2013, among us and the other parties thereto.

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at our option, at LIBOR plus 3.50% or Ajusted Base Rate ("ABR") plus 2.50%. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at our option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under the current Term B Loans. In connection with the Third Amendment in May 2015, we made a prepayment totaling $150.0 million, applied ratably, to the outstanding Term B Loans and outstanding Term B-1 Loans. In addition, the Third Amendment provides for the ability to refinance our Senior Subordinated Notes with proceeds from the issuance of Senior Notes. We recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B Loans.

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

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bear interest, at our option, at LIBOR plus 3.00% or ABR plus 2.00%. The new Term B-1 Loans includes a 0.75% LIBOR floor. The new Term B-1 Loans replaced $398.0 million in outstanding Term B-1 Loans which were previously priced, at the Company's option, at LIBOR plus 3.25% or ABR plus 2.25% and which previously included a 1.00% LIBOR floor. The Company utilized the excess proceeds from the new Term B-1 Loans to repay existing, outstanding borrowings on its revolving credit facility and to pay fees and expenses associated with the refinancing. The Company recorded a loss on extinguishment of debt of $0.8 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B-1 Loans.

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

Sale of South Dakota Systems

        On September 30, 2014, we and Clarity Telecom ("Clarity") consummated an asset sale agreement in which Clarity acquired our Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems") for gross proceeds of approximately $262.0 million in cash, subject to certain adjustments set forth in the agreement. We recorded a gain of $52.6 million related to the sale. Proceeds from the sale of our South Dakota Systems were used in connection with the prepayment made on our Term B and Term B-1 Loans in connection with the Third Amendment to our Credit Agreement. Because the sale of the South Dakota Systems was consummated on September 30, 2014, our reported subscriber information for the third quarter ended September 30, 2014 through the fourth quarter ended December 31, 2015 excludes these customer relationships.

Workforce Reduction

        During the fourth quarter 2014, we committed to a workforce reduction plan whereby we eliminated approximately 275 employees across all levels and geographic regions. We implemented this plan to compete more efficiently and better position ourselves for future growth.

Our Systems and Markets

        Our systems serve the Midwestern and Southeastern U.S. As of December 31, 2015, these networks passed approximately 3,003 thousand homes and served approximately 778 thousand total customers, reflecting a total customer penetration rate of 26%. Within these markets, we typically have a customer base with income levels above the national average, unemployment rates below the national average, a propensity to purchase higher-margin bundled services and a history of low churn rates. An overview of our markets as of December 31, 2015 is shown below:

Market	Homes Passed	Plant Miles < 750 MHz	Plant Miles 750 to 859 MHz	Plant Miles > 860 MHz	Total Plant Miles
Detroit, MI	652,361	—	5,396	409	5,805
Chicago, IL	466,661	—	2,856	311	3,167
Columbus, OH	406,820	—	4,243	249	4,492
Pinellas, FL	279,385	—	3,369	—	3,369
Cleveland, OH	166,110	—	1,154	560	1,714
Huntsville, AL	118,899	—	1,808	—	1,808
Baltimore, MD	111,605	—	1,225	—	1,225
Montgomery, AL	102,038	—	1,253	—	1,253
Evansville, IN	99,463	—	—	1,204	1,204
Augusta, GA	91,341	—	1,287	—	1,287
Charleston, SC	88,831	—	1,187	—	1,187
Lansing, MI	87,113	1,000	700	300	2,000
Columbus, GA	82,101	—	1,003	—	1,003
Panama City, FL	74,100	—	914	—	914
Lawrence, KS	67,549	—	915	—	915
Knoxville, TN	46,021	—	647	—	647
Dothan, AL	31,658	—	521	—	521
West Point, GA	17,690	—	322	—	322
Auburn, AL	13,328	—	161	—	161

	3,003,074	1,000	28,961	3,033	32,994

        We believe we have one of the most technically advanced and uniform networks in the industry with approximately 97% of our network 750 MHz or greater capacity and high availability for delivery of a full suite of products including HSD, Video, Telephony, video-on-demand ("VOD") and high definition video("HD"). The remaining 3% of our network represents Mid-Michigan, where the upgrade to 750MHz is in process. Because our network was originally built and designed to offer at least 750 MHz, we believe that our plant is more efficient and flexible than upgraded or rebuilt systems of comparable bandwidth. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. Our advanced plant will allow us to continue to roll out competitive HD channel line ups and higher data speeds without major capital requirements.

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

        We have demonstrated our ability to grow market share by delivering a strong customer experience, offering high value bundles and introducing new competitive offerings. We believe our philosophy of providing attractively priced bundles, backed by a long-term rate protection plan, delivers value to our customers. Our customers can enjoy a seamless experience of one installation, one bill, and one service provider. Our strategy has led to bundled customers accounting for approximately 74% of our total customer mix. Bundling has allowed us to maximize the revenue generating capability of our networks through increased penetration, increased revenue per customer, greater pricing flexibility and increased customer retention.

        Our operating philosophy and commitment to customer service have translated into numerous independent awards and significant recognition for our focus on the customer experience. For example, WOW has:

  •
  received the J.D. Power and Associates recognition for highest customer satisfaction a total of 21 times in the last 11 years;

  •
  been recognized by Consumer Reports Magazine numerous times for our superior service and product offerings, including as the #1 Cable provider in 2007, 2008, 2010, 2011 and 2012; the #1 Internet provider in 2009, 2010, 2011, 2012 and 2014; the #1 Bundled provider in 2010 and 2012, and the #1 Phone provider in 2010 and 2014; and

  •
  been recognized by PC Magazine as the Reader's Choice for Broadband Internet Service Provider in 2006 and 2012.

Our Bundled Service Offering

        We offer a complete solution of HSD, Video and Telephony services in all of our markets. We sell these services through a broad range of service bundles designed to address the varying needs of existing and potential customers. We sell individual services at prices competitive to those of the incumbent providers and attractively price our bundles. The incremental cost of purchasing a second or third service from us is often more economical than purchasing the service from a competitor on an à la carte basis. Bundles also provide customers with an integrated billing and customer service experience for multiple products. Bundling our services enables us to increase penetration, raise average revenue per customer, improve operating efficiency, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

Residential Data Services

        We offer tiered high-speed Internet services to residential customers that include always- on high-speed connections to the Internet using cable modems. Our most popular Internet speed tier provides a download speed of 30 megabits per second ("Mbps"). In most of our markets, we offer a 110 Mbps connection for customers with higher bandwidth requirements and have also recently introduced a 300 Mbps tier in our larger markets.

        Our data packages generally include the following:

  •
  specialized technical support 24 hours a day, seven days a week;

  •
  a home portal page with customizable access to local content, weather, news, sports and financial reports;

  •
  value-added features such as e-mail accounts, on-line storage and spam protection; and

  •
  DOCSIS-compliant modem installed by a trained professional.

        As a result of evolving customer preferences, we are experiencing an increase in customers who purchase only High-Speed Internet services.

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

  •
  Ultra: We offer our Ultra video product in select markets. Ultra is priced higher than digital cable service and is an all-in-one solution for our customers. Ultra's advanced feature set includes whole-home DVR, remote DVR management, the ability to view personal content from a PC on a TV, wireless home networking, caller ID on TV, sharing photos with FlicKr on TV, parental control from anywhere and a smart menu user interface. We intend to develop additional features and enhancements such as a recommendation engine, user customization options and a variety of apps. Since its limited launch in February 2012, Ultra TV has attracted approximately 112 thousand customers as of December 31, 2015.

  •
  Premium Channels: These channels, such as HBO, Showtime, Starz, Encore and Cinemax, provide commercial-free movies, sports and other special event entertainment programming. A customer has a choice of one of these channels in the new WOW! Choice Annual Plan packages that were introduced on February 9, 2016 and are available at an additional charge above our expanded basic and digital tiers of service.

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

Business Telephony and Data Services

        Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering and have also developed new products to meet the more complex high-speed data and telephony needs of medium and large enterprises. We offer fiber based services, which enable our customers to have enhanced telephony services, data speeds of up to 10 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. We have introduced our Hosted Voice product offering, which can replace customers' aging private branch exchange ("PBX") products with atelephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (SIP) trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our fiber services network and terminated via an Ethernet connection at the customer's premise. We have a complete line of collocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

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

        As of December 31, 2015, our network consisted of 32,994 miles of network, passed over 3,003 thousand homes and served approximately 778 thousand total customers. Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are "self-healing," which means that they provide for the very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

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

Programming

        We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative ("NCTC"), which enables us to take advantage of volume discounts. As of December 31, 2015, approximately 63% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

        We have at least one competitor in each market. Our competition comes from a variety of communications companies because of the broad number of HSD, Video and Telephony services we offer to both residential and business customers. Competition is based on service, content, reliability, bundling, value and convenience. We believe our consistent recognition for having a strong commitment to customer service provides meaningful differentiation versus our competitors.

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

Video Services

        Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our cable competitors currently include Bright House Networks ("Bright House"), Charter Communications, Inc. ("Charter"), Comcast Corporation ("Comcast"), Mediacom Communications Corporation ("Mediacom") and Time Warner Cable Inc. ("Time Warner"). We also encounter competition from direct broadcast satellite systems, including DIRECTV and Echostar Communications Corporation ("Echostar") (also known as Dish Network) that transmit signals to small dish antennas owned by the end-user.

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

        Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing video programming offered by cable television systems include "over the top" business models such as Netflix, Hulu, Amazon and Apple. Increasingly, content owners are using Internet-based delivery of content directly to consumers, some without charging a fee to access the content. Further, due to consumer electronic innovations, consumers are able to watch such Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices. Recently, HBO and CBS announced plans to sell their programming direct to consumers over the Internet. DISH Network has also announced Sling TV which will include ESPN among other programming, and Sony has announced Playstation Vue which is expected to include 75 channels. We believe some customers have chosen or will choose to receive video over the Internet rather than through our video on demand and subscription video services, thereby reducing our video revenues. We cannot predict the impact that Internet delivered video will have on our revenues and growth as technologies continue to evolve.

        In addition to other means, we compete with these companies by delivering a differentiated customer service experience and using programming content, including the number of channels and the availability of local programming.

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

Employees

        As of December 31, 2015, we had approximately 2,800 full-time employees. We consider our relationship with our employees to be good and we structure our compensation and benefit plans in order to attract and retain high-performing employees. We will need to recruit additional employees in order to implement our expansion plan. We recruit from several major industries for employees with skills in high-speed data, video and telephony technologies. None of our employees are subject to collective bargaining agreements.

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

  Rate Regulation

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight of rates by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply, however, when a cable operator is subject to effective competition in the relevant community. Under an Order issued by the FCC in 2015, cable operators are presumed to be subject to effective competition. That Order has been appealed to the D.C. Circuit Court. Moreover, some local franchising authorities that could otherwise regulate basic rates for cable systems that are not subject to effective competition choose not to do so. We are not currently subject to rate regulation in any of our markets.

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

        Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to us, states with new laws streamlining the franchising process or authorizing state-wide or uniform franchises include Florida, Georgia, Indiana, Kansas, Illinois, Michigan, Ohio, South Carolina and Tennessee. In some cases, these laws enable us to expand our operations more rapidly by providing for a streamlined franchising process. At the same time, they enable easier entry by additional providers into our service territories.

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

        In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addresses some industry members' concerns that pole attachment rates might increase sharply now that the FCC has reclassified broadband service as telecommunications service as discussed further below. The 2015 order may still be appealed by utility owners.

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

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the "Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices, and will extend a number of the Title II regulatory requirements to broadband Internet access services.

        It is unclear how the Open Internet Order may affect our business, but it is possible that the new rules imposed by the Order will increase our costs, impact our ability to provide service to our customers and adversely affect our profitability. The legality of the Open Internet Order has been challenged in court by a number of parties, but the rules are currently in effect (except for the expanded disclosure requirements, which will not become effective until they receive approval from the Office of Management and Budget).

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

  Universal Service

        The Federal Universal Service Fund ("USF") is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC's universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international telecommunications revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the fourth quarter of 2015 was 16.7% of gross assessable interstate and international telecommunications revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive. The FCC has recently indicated its intent to cap increases on this fund in the context of the ICC order referenced above, but whether or not the contribution factor decreases over time remains to be seen.

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

  Customer Proprietary Network Information and Personally Identifiable Information

        We are subject to specific customer privacy obligations with respect to our telecommunications and cable services. FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing telecommunications services. Such protected information, known as Customer Proprietary Network Information ("CPNI"), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state- specific CPNI rules. The FCC's rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs, and file a certification with the FCC stating that its policies and procedures ensure compliance. If a federal or state regulatory body determines that we have breached the applicable regulations or implemented the FCC's requirements incorrectly, we could be subject to fines or penalties. Additionally, the FCC is considering whether supplemental security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

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

        In addition, each of our residential services faces competition from other companies that provide residential services on a stand-alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices, some without charging a fee for access to the content. This trend could negatively impact customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high-speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, "over-the-top" phone service and other communication alternatives, including texting, social networking and email. In recent years, a trend known as "wireless substitution" has developed whereby certain customers have chosen to utilize a wireless telephone service as their sole phone provider. We expect this trend to continue in the future.

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

        We are exposed to risks associated with prevailing economic conditions, which could adversely impact demand for our products and services and have a negative impact on our financial results. In addition, the global financial markets have continued to display uncertainty, and the equity and credit markets have experienced extreme volatility, which could cause already weak economic conditions to worsen. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for our services, especially premium video services and enhanced features, such as DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service or "over-the-top" phone service and their video service with Internet-delivered and/or over-air content, which would negatively impact our ability to attract customers, maintain or increase rates and maintain or increase revenue. The expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones, may further reduce consumer demand for our services during periods of weak economic conditions. In addition, providing video services is an established and highly penetrated business. Our ability to gain new video subscribers is partially dependent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in our operating areas declines and/or the number of home foreclosures significantly increases, we may be unable to maintain or increase the number of our video subscribers.

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

        In February 2016, the FCC began internally circulating a draft of the long-anticipated order reforming universal service for rate-of-return carriers. It is our understanding that this draft focuses on alternatives to the CAF along with a phased approach to decreasing the rate of return that carriers can earn. We cannot anticipate the changes that may occur during circulation and, therefore, the impact of the order on our business cannot be fully determined at this time.

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

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the "Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices and will extend a number of the Title II regulatory requirements to broadband Internet access services.

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

        Under current FCC rules, rates for basic service tier ("BST") video service and associated equipment may be regulated where there is no effective competition. Under current FCC rules, cable operators are presumed to be subject to effective competition. In all of the communities we serve, we are not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates due to the lack of effective competition or because of the presumed presence of effective competition. Except for telephony services provided by our operating companies that are ILECs (which are subject to certain rate regulations), there is currently no rate regulation for our other services, including high-speed data and non- ILEC telephony services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for our video services or regulate the rates of other services, such as high-speed data and telephony services, which could impede our ability to raise rates, or require rate reductions, and therefore could adversely affect our operations, business, financial condition or results of operation.

We operate our network under franchises that are subject to non renewal or termination.

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

Our business may be adversely affected by the application of certain regulatory obligations governing the intellectual property rights of third parties or if we cannot continue to license or enforce the intellectual property rights on which our business depends.

        We rely on patent, copyright, trademark and trade secret laws and licenses that are proprietary to our business, as well as our key vendors, along with other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and the products and services used in our operations. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement by third parties under applicable agreements, laws and regulations (including the Digital Millenium Copyright Act.) could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Also, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

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

        On June 8, 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in-line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. The order is being challenged before the FCC and federal courts. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addressed some industry members' concerns that pole attachment rates might increase sharply now that the FCC has reclassified broadband service as a telecommunications service as discussed further above. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, and an August 2009 petition from a coalition of electric utility companies asking the FCC to declare that the pole attachment rate for cable companies' digital telephone service should be assessed at the telecommunications service rate is still pending.

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

        As a provider of high-speed data, video and telephony services, we are subject to an array of privacy-related laws and regulations that are constantly evolving and can be subject to significant change. In the course of providing service, we collect certain information about our subscribers and their use of our services. Our collection and use of personally identifiable information about our subscribers is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators by the Federal Cable Act. The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers' personally identifiable information by cable operators, subject to certain specified exceptions. Several states and numerous local jurisdictions have enacted privacy laws or franchise privacy provisions that apply to cable services. The Communications Act and FCC regulations also govern our use of customer proprietary network information related to our telecommunications services. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Congress, the Federal Trade Commission, and the U.S. Department of Commerce are all considering whether to adopt additional laws, regulations or advisory guidelines that would affect our ability to use customer information under various additional circumstances.

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

        Avista, Crestview and WOW management own approximately 59%, 35% and 6% of Racecar Holdings, LLC's (our "Parent") outstanding equity, respectively. As a result, Avista and Crestview control the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of Avista and Crestview could conflict with the interests of our noteholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Avista and Crestview might conflict with the interests of our noteholders. Equity holders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments even though such transactions might involve risks to our noteholders. Furthermore, Avista and Crestview are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent customers or suppliers of our business. Avista and Crestview may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We have substantial indebtedness, which will increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry.

        This amount of indebtedness may:

  •
  subject us to sensitivity to increases in prevailing interest rates;

  •
  place us at a disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events;

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

        We experienced net losses for fiscal years 2015, 2014, 2013 and 2012 and may continue to report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our cable systems. If we continue to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

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

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        During 2015, we leased our executive corporate offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries.

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

Item 6.    Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF WOW

        The following table sets forth selected historical consolidated financial data for WideOpenWest Finance, LLC and its subsidiaries ("WOW") for the periods presented. The balance sheet data as of December 31, 2015 and 2014, and the statement of operations data for the years ended December 31, 2015, 2014, and 2013 set forth below are derived from the audited consolidated financial statements of WOW included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2013, 2012 and, 2011 and the statement of operations data for the years ended December 31, 2012 and 2011 are derived from the audited consolidated financial statements of WOW not included in this Annual Report.

        The selected financial data below should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the

consolidated financial statements included elsewhere in this Annual Report. WOW's historical operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Statement of Operations Data:
Revenue	$1,217.1	$1,264.3	$1,199.7	$910.4	$613.9

Costs and expenses:
Operating (excluding depreciation and amortization)	678.6	737.0	663.9	515.0	344.9
Selling, general and administrative	110.6	135.8	135.8	104.4	48.8
Depreciation and amortization	221.1	251.3	256.4	203.9	136.7
Management fee to related party	1.9	1.7	1.7	1.4	1.1

	1,012.2	1,125.8	1,057.8	824.7	531.5

Income from operations	204.9	138.5	141.9	85.7	82.4
Other income (expense):
Interest expense	(226.0)	(237.0)	(242.0)	(180.4)	(75.1)
Realized and unrealized gain (loss) on derivative instruments, net	5.6	4.1	3.4	(9.4)	12.6
Gain on sale of assets	—	52.9	—	—	—
Loss on early extinguishment of debt	(22.9)	—	(58.1)	(8.3)	—
Other income (expense), net	(0.4)	3.4	(0.2)	0.2	(0.5)

Income (loss) before provision for income tax	(38.8)	(38.1)	(155.0)	(112.2)	19.4
Income tax benefit (expense)	(3.9)	14.9	(6.2)	0.7	3.2

Net income (loss)	$(42.7)	$(23.2)	$(161.2)	$(111.5)	$22.6

Balance Sheet Data:
Total assets	$2,609.9	$2,840.4	$2,794.0	$2,853.0	$844.7
Total debt, including capital lease obligations	$2,917.6	$3,090.9	$3,030.2	$2,952.0	$1,441.7
Total liabilities	$3,462.9	$3,644.8	$3,573.3	$3,471.1	$1,545.3
Other Financial Data:
Capital expenditures	$231.9	$251.9	$221.9	$158.2	$150.8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview

        We are a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled HSD, Video and Telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At December 31, 2015, our networks passed 3,003 thousand homes and served 778 thousand total customers, reflecting a total customer penetration rate of approximately 26%.

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

Crestview Partners

        On December 18, 2015, Crestview, a leading private equity firm based in New York, and our Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement, Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. As of December 31, 2015, proceeds from this transaction, net of accrued and paid transaction expenses, totaling $102.8 million have been recorded to our Parent's balance sheet and have not been pushed down and reflected in the accompanying consolidated financial statements. Crestview has extensive experience in the telecommunications industry, and we believe this investment will help us capitalize on future growth opportunities while we continue to deliver the award-winning customer experience we are known for.

Sale of South Dakota Systems

        On September 30, 2014, we and Clarity Telecom ("Clarity") consummated an asset sale agreement in which Clarity acquired our Rapid City and Sioux Falls, South Dakota systems (the "South Dakota Systems") for gross proceeds of approximately $262.0 million in cash, subject to certain adjustments set forth in the agreement. We undertook that the sale of the South Dakota Systems to enhance our operating efficiencies and enable us to continue focusing more aggressively on our long-term strategic initiatives. We recorded a gain of $52.9 million related to the sale. Because the sale of the South Dakota Systems was consummated on September 30, 2014, our reported subscriber information for the 3rd quarter ended September 30, 2014 excludes these customer relationships.

Work force Reduction

        During the fourth quarter 2014, we committed to a workforce reduction plan whereby we eliminated approximately 275 employees across all levels and geographic regions. We implemented this plan to compete more efficiently and better position ourselves for future growth.

Revolver Extension

        On July 1, 2015, we entered into a fourth amendment (the "Fourth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013 and May 21, 2015 (the "Original Credit Agreement") among us and the other parties thereto.

        Under the Original Credit Agreement, we had $200.0 million of borrowings available under our revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver is extended until July 1, 2020 provided that (i) we have no Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provision (i) and (ii) above is not satisfied as of January 1, 2019, then the Revolver will mature on January 1, 2019. In addition, in the event that we have outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, we would be required to pay down such borrowings to the extent of such excess.

Refinancing of Term B and B-1 Loans

        On May 21, 2015, we entered into a third amendment (the "Third Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as further amended on November 27, 2013 among us and the other parties thereto.

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at our option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under our current Term B Loans. In connection with the Third Amendment, the Company made a prepayment totaling $150.0 million, applied ratably, to our outstanding Term B Loans and outstanding Term B-1 Loans. Proceeds from the sale of our South Dakota Systems were used in connection with the prepayment. In addition, the Third Amendment provides for the ability to refinance the Company's Senior Subordinated Notes with proceeds from the issuance of Senior Notes. We recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issue costs related to the former Term B Loans.

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

        The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in our consolidated financial statements beginning September 27, 2013. Including closing adjustments we paid cash consideration of $15.4 million at closing, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification ("ASC") 805 "Business Combinations", we have recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.6 million, which has been adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone. During the year ended December 31, 2014, we adjusted the contingent consideration liability based on projected achievement of certain financial metrics as defined in the asset purchase agreement, resulting in a fair value adjustment of $2.9 million. As of December 31, 2015 and 2014, the contingent consideration liability is $1.7 million.

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

Ownership and Basis of Presentation

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

        The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. Because the Parent's primary asset is its investment in WOW, the Parent's ownership structure consisting of various classes of common units has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's.

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 91% and 84% of our total assets at December 31, 2015 and December 31, 2014, respectively.

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at customer locations. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total technical operations activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs have been incurred related to capitalizable activities, and as a result should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

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

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. We define each of the individual HSD subscribers, video subscribers and telephony subscribers as a Revenue Generating Unit ("RGU"). The following table summarizes homes passed, total customers, subscribers and total RGU's for our services as of each respective date (in thousands):

	Mar. 31 2014	June 30 2014	Sep. 30, 2014(2)	Dec. 31, 2014(2)	Mar. 31 2015(2)	June 30 2015(2)	Sep. 2015(2)	Dec. 2015(2)
Homes passed	2,997	3,114	2,978	2,985	2,989	2,993	2,997	3,003
Total customers(1)	853	868	816	809	799	787	782	778
HSD RGU's	757	770	730	728	722	713	712	712
Video RGU's	694	699	654	635	606	583	565	547
Telephony RGU's	419	416	374	359	340	325	311	297

Total RGU's	1,870	1,885	1,758	1,722	1,668	1,621	1,588	1,556

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Due to the sale of our South Dakota Systems on September 30, 2014, the South Dakota Systems homes passed and subscribers are not included in the above table for the quarters ended September 30, 2014 through the quarter ended December 31, 2015.

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

        Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 89%, 90% and 92% for the years ended December 31, 2015, 2014 and 2013, respectively. Generally, these customer subscriptions may be discontinued by the customer at any time without penalty. The remaining approximately 10% of non-subscription revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

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

        We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. As noted above, we initiated a work force reduction plan to better align this cost structure with future planned business growth. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Results of operations

Yearly Comparison

  Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year ended December 31,		Change
	2015	2014	$	%
Revenue	$1,217.1	$1,264.3	$(47.2)	(4)%
Costs and expenses:
Operating (excluding depreciation and amortization)	678.6	737.0	(58.4)	(8)%
Selling, general and administrative	110.6	135.8	(25.2)	(19)%
Depreciation & amortization	221.1	251.3	(30.2)	(12)%
Management fee to related party	1.9	1.7	0.2	12%

	1,012.2	1,125.8	(113.6)	(10)%

Income from operations	204.9	138.5	66.4	48%
Other income (expense):
Interest expense	(226.0)	(237.0)	(11.0)	(5)%
Realized and unrealized gain on derivative instruments, net	5.6	4.1	1.5	37%
Gain on asset sale	—	52.9	(52.9)	*
Loss on early extinguishment of debt	(22.9)	—	(22.9)	*
Other (expense) income, net	(0.4)	3.4	(3.8)	(112)%

Loss before provision for income taxes	(38.8)	(38.1)	(0.7)	(2)%
Income tax benefit (expense)	(3.9)	14.9	(18.8)	*

Net loss	$(42.7)	$(23.2)	$(19.5)	(84)%

*
Not meaningful

  Revenue

        Revenue for the year ended December 31, 2015 decreased $47.2 million, or 4%, as compared to revenue for the year ended December 31, 2014 as follows:

	Year ended December 31,		Change
	2015	2014	$	%
		(in millions)
Residential subscription	$987.3	$1,038.2	$(50.9)	(5)%
Commercial subscription	99.7	95.8	3.9	4%

Total subscription	1,087.0	1,134.0	(47.0)	(4)%
Other commercial services	24.0	24.6	(0.6)	(2)%
Other	106.1	105.7	0.4	—%

	$1,217.1	$1,264.3	$(47.2)	(4)%

        Of the $47.0 million, or 4%, net decrease in Total Subscription Revenue, a decrease of $56.6 million was attributable to the disposition of the South Dakota Systems on September 30, 2014. Excluding the impact of the disposition of our South Dakota Systems, Total Subscription Revenue decreased $53.9 million as a result of year over year reductions in average total RGUs. Offsetting these decreases was a $63.5 million increase in Total Subscription Revenue as a result of increases in the Average Revenue Per Unit ("ARPU") of our customer base which is calculated as subscription revenue for each of the HSD, video and telephony services divided by the average total RGUs for each service category for the respective period.

        The following table details Subscription Revenue by service offering for the years ended December 31, 2015 and December 31, 2014:

	Year ended December 31,		Change
	2015	2014	$	%
		(in millions)
HSD subscription	$351.9	$353.4	$(1.5)	—
Video subscription	547.4	557.1	(9.7)	(2)%
Phone subscription	187.7	223.5	(35.8)	(16)%

	$1,087.0	$1,134.0	$(47.0)	(4)%

        HSD subscription revenue decreased $1.5 million, which includes a $16.8 million decrease attributable to the disposition of our South Dakota Systems on September 30, 2014. Excluding the impact of the disposition of our South Dakota Systems, HSD subscription revenue increased by a net $10.4 million as a result of a year over year increase in average HSD RGUs and a net $4.9 million increase in HSD ARPU when compared to the prior year ended December 31, 2014.

        Video subscription revenue decreased $9.7 million, which includes a $19.8 million decrease attributable to the disposition of our South Dakota Systems on September 30, 2014. Excluding the impact of the disposition of our South Dakota Systems, video subscription revenue decreased by a net $48.1 million as a result of year over year decreases in average video RGUs. Offsetting these volume decreases was a net increase of $58.2 million as a result of year over year increases in video ARPU.

        Phone subscription revenue decreased $35.8 million, which includes a $19.9 million decrease attributable to the disposition of our South Dakota Systems on September 30, 2014. Excluding the impact of the disposition of our South Dakota Systems, phone subscription revenue decreased by a net $16.3 million as a result of year over year decreases in average phone RGUs. Partially offsetting these volume reductions was a net increase of $0.4 million as a result of year over year increases in phone ARPU.

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) decreased $58.4 million, or 8%, in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Approximately $31.0 million of this decrease is related to the sale of our South Dakota Systems on September 30, 2014. In addition, operating expenses decreased by $10.0 million as a result of lower subscribers during the year ended December 31, 2015. The remaining $17.4 million decrease is primarily attributable to savings related to our reduction in workforce implemented during the fourth quarter of the fiscal year ended December 31, 2014 and from the efficiencies derived from operational and process enhancements we implemented during the fiscal year ended December 31, 2015.

  Selling, General and Administrative Expenses

        SG&A expenses decreased $25.2 million, or 19%, in the year ended December 31, 2015, as compared to the year ended December 31, 2014. Approximately $3.5 million of this decrease is related to the sale of our South Dakota Systems on September 30, 2014. The remaining $21.7 million decrease is primarily attributable to the reduction in integration related expenses associated with our acquisition of Knology that were incurred during the fiscal year ended December 31, 2014.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses decreased $30.2 million, or 12%, in the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the sale of South Dakota assets on September 30, 2014.

  Management Fee to Related Party Expenses

        We pay a quarterly management fee of $0.4 million plus any travel and miscellaneous expenses equally to Avista and Crestview.

  Interest Expense

        Interest expense decreased $11.0 million, or 5%, in the year ended December, 2015, as compared to the year ended December 31, 2014. This decrease resulted from lower outstanding debt and lower interest rates in connection with the refinancing of our Term B loans a and principal payment of $150.0 million made in May 2015.

  Realized and Unrealized Gain on Derivative Instruments, Net

        Realized and unrealized gain (loss) on derivative instruments, net, increased to a net gain of $5.6 million for the year ended December 31, 2015 as compared to a net gain of $4.1 million in the year ended December 31, 2014. We do not use hedge accounting for financial reporting purpose so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

  Gain on Sale of Asset

        For the year ended December 31, 2014, we recorded a gain on sale of asset related to the disposition of our South Dakota Systems (see note 5 to our audited financial statements included elsewhere in this Form 10-K) totaling $52.9 million.

  Loss on extinguishment of debt

        In connection with our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $22.9 million during the twelve months ended December 31, 2015.

  Other income (expense)

        Other income (expense) decreased $3.8 million for the year ended December 31, 2015 when compared to the same period ended December 31, 2014. During the year ended December 31, 2014, we recorded a reduction to the contingent liability related to our Bluemile acquisition in the amount of $2.9 million.

  Income Tax Benefit (expense)

        We are a limited liability company ("LLC") that is treated as a partnership for federal income tax purposes. Prior to the Knology Merger, our subsidiaries consisted only of LLC's, which are disregarded as separate entities for federal and state tax purposes.

        We acquired C Corporation subsidiaries in connection with the Knology Merger which are subject to federal income taxes. During the year ended December 31, 2015 we recognized an income tax expense of $3.9 million driven primarily by the year over year change in our net deferred tax liabilities. We also adjusted our valuation allowance against our deferred tax assets, after considering the basis difference on franchise operating rights and tax basis goodwill, due to our current year pre-tax losses and uncertainty regarding the timing of generating taxable income in the future and our assessment that the realization of the deferred tax assets did meet the more likely than not criterion under ASC 740, Income Taxes.

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

        Of the $30.2 million, or 3%, net increase in Total Subscription Revenue, approximately $78.8 million was attributable to year over year increases in the ARPU of our customer base. Partially offsetting these increases, Total Subscription Revenue decreased $48.6 million as a result of year over year reductions in average total RGUs.

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

        The following table details Subscription Revenue by product offering for the years ended December 31, 2014 and December 31, 2013:

	Year ended December 31,		Change
	2014	2013	$	%
		(in millions)
HSD subscription	$353.4	$329.1	$24.3	7%
Video subscription	557.1	529.7	27.4	5%
Phone subscription	223.5	245.0	(21.5)	(9)%

	$1,134.0	$1,103.8	$30.2	3%

        HSD subscription revenue increased $24.3 million, or 7%, of which a net $4.6 million increase was attributable to a year over year increase in average HSD RGUs and a net increase of $19.7 million due to year over year increases in HSD ARPU.

        Video subscription revenue increased $27.4 million, or 5%, which includes a net $29.3 million decrease attributable to a year over year decrease in average video RGUs. Offsetting these decreases was a net increase of $56.7 million due to year over year increases in video ARPU.

        Phone subscription revenue decreased $21.5 million, or 9%, of which a net $23.8 million decrease was attributable to a year over year decrease in average phone RGUs. Partially offsetting these decreases was a net increase of $2.3 million due to year over year increases in phone ARPU.

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

  Management Fee to Related Party Expenses

        For each of the years ended December 31, 2014 and 2013, we paid a quarterly management fee of $0.4 million plus any travel and miscellaneous expenses to Avista Capital Partners (the then-majority voting unit holder of our Parent).

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

  Other income (expense)

        Other income (expense) increased $3.6 million for the year ended December 31, 2014 when compared to the same period ended December 31, 2013. The increase is primarily due to a reduction we recorded to contingent labiality related to our Bluemile acquisition in the amount of $2.9 million.

  Income Tax Benefit (expense)

        We are an LLC that is treated as a partnership for federal income tax purposes. Prior to the Knology Merger, our subsidiaries consisted only of LLC's, which are disregarded as separate entities for federal and state tax purposes.

        We acquired C Corporation subsidiaries in connection with the Knology Merger which are subject to federal income taxes. During the year ended December 31, 2014 we recognized an income tax benefit of $14.9 million driven primarily by the year over year change in our net deferred tax liabilities. We also adjusted our valuation allowance against our deferred tax assets, after considering basis difference on franchise operating rights and tax basis goodwill, due to our current year pre-tax losses and uncertainty regarding the timing of generating taxable income in the future and our assessment that the realization of the deferred tax assets did meet the more likely than not criterion under ASC 740, Income Taxes.

Liquidity and Capital Resources

        At December 31, 2015, we had $166.9 million in current assets, including $66.6 million in cash and cash equivalents and $262.8 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,917.6 million, of which $20.6 million is classified as current in our consolidated balance sheet.

        On December 18, 2015, Crestview, a leading private equity firm based in New York, and our Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement, Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. As of December 31, 2015, proceeds from this transaction, net of accrued and paid transaction expenses, totaling $102.8 million have been recorded to Parent's balance sheet and have not been pushed down and reflected in the accompanying consolidated financial statements.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. At December 31, 2015, we had borrowing capacity of $192.6 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $11.5 million from $201.5 million for the year ended December 31, 2014 to $213.0 million for the year ended December 31, 2015. The increase is due primarily to changes in operating assets and liabilities.

        Net cash provided by operating activities increased $33.2 million from $168.3 million for the year ended December 31, 2013 to $201.5 million for the year ended December 31, 2014. The increase in net cash provided by operating activities for the year ended December 31, 2014 over the prior year was primarily due to a $13.0 million premium received from our debt issuance during the twelve months ended December 31, 2014 and a soft call premium payment of $19.1 million during the twelve months ended December 31, 2013. An increase in accounts receivable driven by increases in revenue for the twelve months ended December 31, 2014 was offset by other changes in operating assets and liabilities.

Investing Activities

        Net cash provided by (used in) investing activities decreased $238.1 million from $5.6 million cash provided by investing activities for the year ended December 31, 2014 to $232.5 million cash used in investing activities for the year ended December 31, 2015. The decrease in cash provided by investing activities is due primarily to the receipt of cash proceeds of $262.0 million from the sale of our South Dakota Systems during the year ended December 31, 2014. Partially offsetting this decrease was a $20.0 million decrease in our capital expenditures for the year ended December 31, 2015 compared to the same period ended December 31, 2014.

        Capital expenditures were $231.9 million, $251.9 million and $221.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, this would result in higher revenue and income from operations, but such increased demand could also increase our projected capital expenditures.

        Net cash provided by (used in) investing activities increased $242.0 million from $236.4 million cash in investing activities for the year ended December 31, 2013 to $5.6 million cash provided by investing activities for the year ended December 31, 2014. The change is due to the receipt of cash proceeds of $262.0 million from the sale of our South Dakota Systems offset primarily by increases in capital expenditures of $30.0 million when compared to the same period ended December 31, 2013.

Financing Activities

        Net cash provided by (used in) financing activities decreased $217.7 million from $39.9 million provided by financing activities for the year ended December 31, 2014 to $177.8 million used in financing activities for the year ended December 31, 2015. The change is primarily due to the payment of $150.0 million on our Term B and Term B-1 loans in May 2015 associated with the refinancing of our Term B Loans. In addition, during the year ended December 31, 2015, we made cash distributions to our parent in the amount of $5.0 million for the payment of 2014 federal taxes and estimated 2015 tax payments.

        Net cash provided by financing activities decreased $29.2 million from $69.1 million for the year ended December 31, 2013 to $39.9 million for the year ended December 31, 2014. The decrease is primarily due to payments on borrowings outstanding under our Senior Secured Credit Facility, and the repurchase of certain equity interests of former employees of $1.9 million.

Contractual Obligations

        We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet. The long term debt obligations are our principal payments on cash debt service obligations. Capital lease obligations are future lease payments on certain video equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015.

        The following table summarizes certain of our obligations as of December 31, 2015 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Long term debt obligations	$2,910.2	$18.0	$407.8	$2,484.4	$—
Fixed-rate interest(1)	502.2	124.5	247.2	130.5	—
Programming obligations(2)	5.7	5.6	0.1	—	—
Capital lease obligations	7.4	2.9	3.4	1.1	—
Operating lease obligations(3)	35.8	7.6	14.3	7.7	6.2

Total	$3,461.3	$158.6	$672.8	$2,623.7	$6.2

(1)
The fixed rate interest payments included in the table above assumes that our fixed-rate Notes outstanding as of December 31, 2015 will be held to maturity. Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $1,784.3 million of variable-rate Senior Secured Credit Facilities as of December 31, 2015 is held to maturity, and utilizing interest rates in effect at December 31, 2015, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of

  December 31, 2015 is anticipated to be approximately $83.2 million for fiscal year 2016, $156.6 million for fiscal years 2017-2018, $38.4 million for fiscal years 2019-2020 and none thereafter. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2015.

(2)
Programming obligations consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to the actual number of subscribers to the programming services. The amounts in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. In the normal course of business, we have also entered into numerous contracts to purchase programming content where our payment obligations are fully contingent on the number of subscribers to whom we provide the content. The terms of our contracts typically have annual rate increases and expire in 2016 through 2018. We expect our programming expenses will continue to increase, more so to the extent we grow our subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

(3)
In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $8.0 million, $7.8 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2015, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an ABR (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.50% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.50% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise. As of December 31, 2015, after considering our interest rate swaps and caps, approximately 89% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2015) would result in an annual interest expense change of up to approximately $15.8 million on our Senior Secured Credit Facility.

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

        As of December 31, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on management's assessment utilizing these criteria we believe that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Name	Age	Position
Steven Cochran	44	Chief Executive Officer and Manager
Richard E. Fish, Jr.	50	Chief Financial Officer
Cash Hagen	41	Chief Technical Officer
Cathy Kuo	50	Chief Operating Officer
Craig Martin	64	General Counsel and Secretary
Colleen Abdoulah	56	Manager and former Chief Executive Officer
David Burgstahler	47	Manager
Brian Cassidy	42	Manager
Daniel Kilpatrick	35	Manager
Jeffrey Marcus	69	Chairman and Manager
Phil Seskin	52	Manager
Dudley Slater	58	Manager
Joshua Tamaroff	30	Manager

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

        Richard E. Fish, Jr., Chief Financial Officer.    Mr. Fish joined the WOW team in January 2013 as Chief Financial Officer and brings 23 years of experience in various financial, operational and business development leadership positions in the telecommunications industry to WOW. Prior to joining WOW, Mr. Fish served as the Executive Vice President & Chief Financial Officer at ITC^DeltaCom where he was responsible for all finance, accounting and treasury related functions. Prior to ITC^DeltaCom, Mr. Fish was the Chief Financial Officer at ICG Communications and served in various financial and operating leadership positions with AT&T and Teleport Communications Group. Mr. Fish began his career with Arthur Andersen, received his undergraduate degree from the University of Nebraska and is a Certified Public Accountant.

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

        Colleen Abdoulah, Manager.    Ms. Abdoulah is a Manager of our parent. Ms. Abdoulah is the former Chairperson of our Parent's board of managers, a position she held until Mr. Marcus' appointment in December of 2015. Ms. Abdoulah also served as our parent's Chief Executive Officer through March, 2014, a position which she held since May 2003. Prior to becoming our Parent's Chief Executive Officer, she was our Parent's President and Chief Operating Officer from August 2002 until May 2003. Before joining WOW, Ms. Abdoulah was Executive Vice President of Wireline Services at AT&T Broadband, the cable operations arm of AT&T, and Assistant to the Chief Operating Officer and Senior Vice President of Cable Operations for TCI Communications, Inc. Ms. Abdoulah began her career as an account executive with public relations and advertising firms in Canada and Cincinnati, Ohio. She received her undergraduate degree in Public Relations and Marketing from Mount Royal College in Calgary and her Master's degree in Business Administration from the University of Denver. She is past chairperson of the American Cable Association, a past Vice President of the Executive Board of Women in Cable and Telecommunications, and a past Chairperson for the Women in Cable Telecommunications Foundation and the Rocky Mountain Children's Law Center.

        David Burgstahler, Manager.    Mr. Burgstahler is a Manager of our Parent. He is a Co-Managing Partner and the President of Avista. Prior to co-founding Avista in 2005, he was a Partner of DLJ Merchant Banking Partners. He was at DLJ Investment Banking from 1995 to 1997 and at DLJ Merchant Banking Partners from 1997 through 2005. Prior to that, he worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He currently serves as a Director of ACP Mountain Holdings, Inc., AngioDynamics Inc., ConvaTec, INC Research Holdings, Lantheus Holdings, Inc., Strategic Partners, Inc. and Osmotica Holdings Corp. He is also a Trustee of the Trinity School in New York City. He previously served as a Director of Armored AutoGroup, Visant Corporation and Warner Chilcott plc. He holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and a Master of Business Administration from Harvard Business School.

        Brian Cassidy, Manager.    Mr. Cassidy is a Manager of our Parent. Mr. Cassidy joined Crestview in 2004 and was elected as a partner of the firm and a member of the Investment Committee in September 2012. Mr. Cassidy is a leader of Crestview's media strategy. Prior to Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. He also worked for one year as the acting CFO of a portfolio company. Previously, Mr. Cassidy was an investment banking analyst at Alex, Brown & Sons, where he completed a range of financing and M&A assignments for companies in the consumer and business services sectors. Mr. Cassidy is currently a director of Camping World/Good Sam Enterprises, NEP Group, Cumulus Media and Interoute Communications. He was previously involved with Charter Communications, OneLink Communications, Insight Communications and

ValueOptions. Mr. Cassidy received his M.B.A. from Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and his B.A. from Harvard College, cum laude, in Physics.

        Daniel Kilpatrick, Manager.    Mr. Kilpatrick is a Manager of our Parent. He is a Principal at Crestview Partners and joined the firm in 2009 after receiving his M.B.A. from Stanford Graduate School of Business, where he was an Arjay Miller Scholar. He works across a variety of sectors, including media. Mr. Kilpatrick is currently on the board of NYDJ Apparel and was previously a director of Symbion, Inc. Mr. Kilpatrick received his B.A. from Yale University, magna cum laude, where he was elected to Phi Beta Kappa.

        Jeffrey Marcus, Manager.    Mr. Marcus is the Chairman of the Board of Manager of our Parent. Mr. Marcus joined Crestview as a partner in 2004 and is a member of the Investment Committee. Mr. Marcus leads Crestview's media strategy. A media and communications entrepreneur, Mr. Marcus previously served as the President and Chief Executive Officer of AMFM, (formerly Chancellor Media Corporation), one of the nation's largest radio broadcasting companies. Mr. Marcus was also the Founder and Chief Executive Officer of Marcus Cable, which at the time of its sale (1998) was the largest privately held cable company in the United States. Mr. Marcus also founded an earlier cable company, Marcus Communications, which was merged into Western Tele-Communications, after which Mr. Marcus was the CEO of the renamed company, WestMarc Communications, until 1988. In 1989, the company was sold to Tele-Communications. Mr. Marcus is a director of Camping World/Good Sam Enterprises and NEP Group. He has served on a variety of other public and private company boards of directors, including Brinker International (NYSE:EAT), AMFM (NYSE:AFM), Charter Communications (NASDAQ:CHTR), Insight Communications, OneLink Communications and WestMarc Communications. He received a B.A. in Economics from the University of California-Berkeley.

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

        Joshua Tamaroff, Manager.    Mr. Tamaroff joined Avista in 2009 and serves as a Vice President. Prior to joining Avista, Mr. Tamaroff worked as an Analyst in the leveraged finance group at Lehman Brothers and Barclays Capital. He currently serves as a director of InvestorPlace Media. Mr. Tamaroff received a B.S. from Cornell University and a M.B.A. with honors from the Wharton School at the University of Pennsylvania, where he was a Palmer Scholar.

Board of Managers

        The Board of Managers is responsible for the management of our business. The Board of Managers is comprised of nine managers. Pursuant to the Second Amended and Restated Members Agreement of Parent, dated as of December 18, 2015 (the "Members Agreement"), until such time as Crestview increases its equity stake in parent and receives certain regulatory approvals, Avista has the right to appoint five managers to the Board of Managers. David Burgstahler, Phil Seskin, Colleen Abdoulah, Dudley Slater and Joshua Tamaroff were appointed by Avista. Brendan Scollans resigned from the Board on March 11, 2016 and was replaced by Mr. Tamaroff. Crestview currently has the right to appoint three managers to the Board of Managers. Messrs. Cassidy, Marcus, and Kilpatrick were appointed by Crestview. The ninth manager is to be our chief executive officer, which resulted in the appointment of Mr. Cochran.

        Although our securities are not registered or traded on any national securities exchange, we believe that Messrs. Slater and Seskin would be considered independent for either Board of Managers or Audit Committee purposes.

Board Committees

        The Audit Committee is composed of Messrs. Cassidy, Kilpatrick, Seskin and Tamaroff. In light of our status as a closely held company and the absence of a public trading market for our membership interests, the Board of Managers has not designated any member of the Audit Committee as an "audit committee financial expert." The Compensation Committee is composed of Messrs. Burgstahler and Marcus.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis ("CD&A") provides information regarding the 2015 fiscal year compensation program for each individual who served as a principal executive officer or principal financial officer during 2015 and the three other executive officers at fiscal year-end who were our most highly compensated executives. Those individuals were (the "named executive officers" or "NEOs"):

  •
  Steven Cochran, Chief Executive Officer ("CEO")

  •
  Richard E. Fish, Jr., Chief Financial Officer

  •
  Craig Martin, General Counsel and Secretary

  •
  Cathy Kuo, Chief Operating Officer

  •
  Cash Hagen, Chief Technical Officer

        Unless the context requires otherwise, references to the "Compensation Committee" or the "Committee" in this CD&A refer to the Compensation Committee of our Board.

Executive Summary

        The following is a summary of key aspects of our 2015 compensation programs for our named executive officers:

  •
  Multi-faceted compensation program.  Each named executive officer participates in two primary elements of the Company's executive compensation program: a base salary and an annual cash bonus. Base salaries provide a fixed amount of compensation that is required to retain key executives. Annual bonuses are awarded based upon achievement of specified performance targets established in connection with our annual bonus plan, which in 2015 was the 2015 Management Bonus Plan ("2015 MBP"). In addition, prior to the Crestview and the Fifth Amended and Restated Operating Agreement of Parent (the "Amended Operating Agreement") from time to time, we historically granted long-term incentive awards consisting of unit-based equity members interests of our Parent. When granted, these awards were granted under the Management Equity Plan described below in "Long-Term Equity Incentive Awards". The Management Equity Plan was canceled in connection with the Crestview Investment and the Amended Operating Agreement. We anticipate that our Board will adopt a new management equity plan under which equity incentive awards will be granted in future periods. No equity awards were granted in 2015.

  •
  Emphasis on pay-for-performance.  Cash bonuses under the 2015 MBP may be earned based on individual performance and the achievement of specified performance measures.

  •
  Employment Agreements.  Each named executive officer is subject to an employment agreement with the Company. Those agreements generally provide for cash severance upon a termination by the Company without cause or by the Company for good reason. The employment agreements do not provide tax gross-ups.

  •
  Merit-Based Increases in Base Salaries.  During 2015, each of Mr. Cochran, Mr. Fish, Mr. Martin, Ms. Kuo and Mr. Hagen, received a 2-1/2% merit-based increase in their base salaries consistent with other employees.

        The Compensation Committee is generally charged with the oversight of our executive compensation program and is composed of Messrs. Burgstahler and Marcus. The Compensation Committee considers the proper alignment of executive pay with our values and strategy by overseeing executive compensation policies, measuring and assessing corporate performance and taking into account our CEO's performance assessment of our company coupled with the individual performance of our other named executive officers. While the Compensation Committee has not historically used the services of independent compensation consultants, it may retain such services in the future to assist in the strategic review of programs and arrangements relating to executive compensation and performance.

Compensation Philosophy and Objectives

        The Company's 2015 compensation program for its executive officers was designed to attract, motivate, reward and retain key executives and employees to enhance membership interest value by emphasizing performance-based compensation. The Company believes that its compensation programs link performance to both annual and long-term goals and objectives and provides total compensation that is both fair and competitive.

        Our policy for allocating between currently paid and long-term compensation is to provide adequate base compensation to attract and retain personnel, while offering additional incentives to achieve short-term and long-term financial performance goals and to maximize long-term value for our members. Our compensation policy provides us the flexibility to allocate between short-term and long-term compensation and between cash and equity-based compensation. We provide cash compensation in the form of a base salary to meet competitive salary norms. In addition, we provide annual cash bonuses which reward executive achievement of short-term goals. We had previously developed a long-term equity incentive program, re-established in 2012 in connection with the Fourth Amended and Restated Operating Agreement of Parent (the "Prior Operating Agreement") to align executive pay with long term gains in membership interest value and long-term financial performance results. We granted awards in 2012 upon establishment of the program, and again granted awards in 2014. Long-term equity incentive programs were not historically granted on an annual basis, and no equity was awarded in 2015. In 2016, in connection with changes resulting from the Crestview Investment our compensation committee will consider a new equity incentive program to be established under the Amended Operating Agreement.

        The primary objectives of our 2015 compensation program are to:

  •
  Attract and retain the best possible executive talent; and

  •
  Achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives.

        In 2016, we expect that our compensation committee will revisit our compensation program and may make adjustments in light of changes to Parent's ownership structure, current market conditions and potential shifts in strategic direction.

Compensation Determination Process

  Compensation Differences Among Named Executive Officers

        The Company does not have a fixed internal pay equity scale but rather determines the compensation for each position based upon individual responsibilities and market dynamics. The job responsibilities of our named executive officers in 2015 were as follows: Steven Cochran, Chief Executive Officer; Richard E. Fish, Jr., Chief Financial Officer; Craig Martin, General Counsel and Secretary; Cathy Kuo, Chief Operating Officer; and Cash Hagen, Chief Technical Officer.

        Peer group analysis plays a significant factor in establishing total compensation for our named executive officers. The total compensation among our named executive officers varies as a result of each executive's individual performance and overall duties and responsibilities.

  Role of the Board and Chief Executive Officer

        All executive compensation decisions are made by our Compensation Committee. The Committee takes significant direction from the recommendations of our CEO regarding the design and implementation of the executive compensation program, as Mr. Cochran has significant involvement in, and knowledge of, the Company's business goals, strategies and performance, the overall effectiveness of the executive officers and each person's individual contribution to the Company's performance. In 2015, Mr. Cochran developed and recommended appropriate performance measures and targets for individual compensation levels. Mr. Cochran does not make recommendations with respect to his own compensation. In addition, when making its decisions, the Compensation Committee, considers the following factors:

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

        In making annual compensation determinations for the named executive officers, the Committee primarily focuses on target annual compensation, which consists of base salary and a target bonus. The Committee also reviewed subjective factors for each named executive officer, although subjective factors historically have not resulted in material changes to the target annual compensation.

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

Base Salary

        Each named executive officer received a base salary paid in cash. The employment agreements for each named executive officer established a base salary, subject to annual increases at the Company's discretion. Annual merit increases are generally effective in January of the applicable year. The Committee and the CEO rely primarily on peer group analyses in determining annual salary increases while also considering the Company's overall performance, and the individual's experience, current performance and potential for advancement. Named executive officers, consistent with most WOW employees in 2015 received a 2-1/2 percentage merit increase during 2015.

        The following table sets forth the approximate base salaries approved for the named executive officers in 2014 and 2015, reflecting the increases effective in April of each year:

Name	2014 Base Salary	2015 Base Salary
Steven Cochran	$610,000	$625,000
Cathy Kuo	$375,000	$384,375
Craig Martin	$348,534	$357,247
Richard Fish, Jr.	$315,000	$322,875
Cash Hagen	$315,000	$322,875

2015 Management Bonus Plan Compensation

        Each year, our Compensation Committee, in consultation with the company's CEO, establishes an annual incentive bonus plan. In 2015, that plan was the 2015 MBP, which established incentive cash bonuses for each of our named executive officers based upon the achievement of certain business and individual or department objectives. The primary business objective used to determine bonus awards under the 2015 MBP were adjusted consolidated earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") and capital expenditures ("Capex")). For this purpose, we define Adjusted EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), gains (losses) realized and unrealized on derivative instruments, management fees to related party, the write-up or write-off of any asset, debt modification expenses, loss on extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including equity based compensation expense) and certain other income and expenses, as further defined in our credit facilities.

        Bonus levels are set as a percentage of base salary and are established based upon the individual's job-related responsibilities and corresponding impact on overall company performance. Assuming achievement of the company's designated financial targets (i.e., Adjusted EBITDA and Capex) and satisfactory performance of the named executive officer (as determined by the Compensation Committee and/or the CEO), either the Compensation Committee or the CEO makes the final determination of participant bonus awards for the named executive officers other than the CEO. The Compensation Committee makes the final determination of a bonus award as it relates to the CEO.

        The following table sets forth the specific target bonus (specified as a percentage of base salary, as in place when the targets were set), after adjustment for the merit increase described above for each of the named executive officers:

Name	Target Bonus (% of Base Salary)	Target Bonus Amount ($)
Steven Cochran	100%	$625,000
Cathy Kuo	50%	$192,188
Craig Martin	40%	$142,899
Richard Fish, Jr.	40%	$129,150
Cash Hagen	40%	$129,150

        In general, and subject to the discretion of the Compensation Committee, bonuses were designed to be paid out under the 2015 MBP if the Company's Adjusted EBITDA met or exceeded the Adjusted target of $453.4 million in 2015 (an increase of 7.3% over 2014 Adjusted EBITDA) and capital expenditures ("Capex") were at or below $212.0 million. The Adjusted EBITDA bonus was subject to a threshold of 96% achievement and the Capex bonus was subject to a threshold of 91%, at which threshold 30% of the target bonus would be paid. The maximum achievable bonus was 150% of each named executive officer's target bonus, with linear increases between such threshold, target and maximum amounts. In all cases, the Compensation Committee and the CEO retain the authority to adjust reported financial measures for unusual or nonrecurring items that impact the results in a given year and/or that were not contemplated when the original targets were set. They are also permitted to use negative discretion and determine not to award any bonuses under the 2015 MBP. The Compensation Committee customarily utilizes this discretion as appropriate.

        Our actual 2015 Adjusted EBITDA was $443.9 million in 2015, and our Capex was $231.9 million. Taking into account these results, strategic factors affecting the Capex amounts that differed from the projected budget, and Company performance as a whole, the Compensation Committee elected to award each named executive officer 90% of the target bonus amount under the 2015 MBP.

Management Equity Plan

        Prior to the Crestview Investment, our named executive officers were granted management incentive units ("Incentive Units") pursuant to a Management Incentive Unit Equity Plan (the "Management Equity Plan") under the Prior Operating Agreement. Grants under the Management Equity Plan were not automatically made on an annual basis under the Prior Operating Agreement. In December 2015, Units awarded under our Management Equity Plan were purchased by Crestview, converted to Class B Units, or, in the case of unvested Units, forfeited in connection with the Crestview Investment. As a result, we no longer have any Equity Incentive Units outstanding. We expect our Compensation Committee will develop a new management incentive equity plan in 2016 as contemplated by the Amended Operating Agreement.

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

Equity Ownership Guidelines

        Prior to the Crestview Investment, grants of equity incentive units were subject to the provisions of the amended and restated Members Agreement dated July 17, 2012 and the amended and restated Registration Rights Agreement dated May 1, 2006 (as further revised by way of amendment dated July 17, 2012) which, among other things, restricted the transferability of such units in order to ensure alignment with our equity investors. Future grants of equity incentive units will be subject to the provisions of the Amended Members Agreement, and any equity incentive plans developed pursuant thereto, as well as the amended and restated Registration Rights Agreement dated December 18, 2015. We do not maintain formal equity ownership guidelines, and do not expect to do so in the near term.

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

Tax and Accounting Implications

        In 2015, we were not subject to Section 162(m) of the Internal Revenue Code (the "Code"), as amended. In the event we become subject to Section 162(m) of the Code, the Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies annually.

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
Jeffrey Marcus

        The information contained in the foregoing report shall not be deemed to be "filed" or to be "soliciting material" with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference in a filing.

 SUMMARY COMPENSATION TABLE

        The table below summarizes the total compensation paid to, or earned by, the named executive officers in 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Incentive Units ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Steven Cochran(2)	2015	$620,384	—	562,559	$12,949	(3)	$1,195,892
Chief Executive Officer	2014	605,919	—	—	$15,699	(4)	$621,618
	2013	482,057	—	—	489,842	(5)	971,899
Craig Martin	2015	$354,566	—	128,622	5,059	(6)	$488,247
General Counsel and Secretary	2014	$349,504	—	—	$2,593	(7)	$352,097
	2013	340,118	—	—	169,156	(8)	509,274
Richard E. Fish, Jr.(10)	2015	$320,452	—	116,247	$—		$436,699
Chief Financial Officer	2014	$310,385	—	—	—		$310,372
	2013	288,462	—	—	109,957	(10)	398,419
Cash Hagen	2015	$320,452	—	116,247	$5,237	(11)	$441,936
Chief Technical Officer	2014	$311,194	—	—	$2,881	(12)	$314,075
	2013	292,170	—	—	251,140	(13)	543,310
Cathy Kuo	2015	$381,491	—	172,987	$5,163	(14)	$559,641
Chief Operating Officer	2014	$357,567	—	—	$4,390	(15)	$361,957
	2013	292,170	—	—	244,620	(16)	536,790

(1)
This column reports information with respect to the Incentive Units that were granted to our named executive officers in 2013 and 2014. In 2012, the Company engaged a valuation expert, Fair Value Advisors, to assist in determining the grant date value of the Incentive Units awards in accordance FASB ASC 718. A binomial fair value model was used and resulted in an immaterial amount for all incentive Units granted in 2012, less than $2,000. The Company, using a similar binomial fair value model for its 2013 and 2014 awards, determined that the grant date value of the Incentive Units was immaterial. As such, no grant date fair value is included in this column for these awards. This does not necessarily reflect the actual value a named executive officer may receive upon vesting or subsequent distribution.

(2)
In addition to his former duties as President, Chief Operating Officer and current duties as Chief Executive Officer, Mr. Cochran also served as our principal financial officer during the interim period between November 30, 2012 and January 7, 2013.

(3)
For 2015, consists of a distribution of $5,287 from the Company's 401(k) plans made for compliance reasons, and $7,662 in earnings on the Company's nonqualified deferred compensation plan.

(4)
For 2014, consists of employer contributions to the Company's 401(k) plan and earnings on the Company's nonqualified deferred compensation plan.

(5)
For 2013, includes a synergy bonus in connection with post- Acquisition goals of $416,721 and employer contributions to the Company's 401(k) plan of $4,375 and the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(6)
For 2015, consists of a $5,059 distribution of the Company's 401K plans made for compliance reasons.

(7)
For 2014, consists of employer contributions to the Company's 401(k) plan.

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

(11)
For 2015, consists of $5,237 distribution of the Company's 401K plan made for compliance reasons.

(12)
For 2014, consists of employer contributions to the Company's 401(k) plan made for compliance reasons.

(13)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $241,698 and employer contributions to the Company's 401(k) plan of $2,523 the remaining amounts are attributable to earnings from the nonqualified deferred compensation plan.

(14)
For 2015, consists of $5,163 distribution of the Company's 401K plans made for compliance reasons.

(15)
For 2014, consists of employer contributions to the Company's 401(k) plan.

(16)
For 2013, includes a synergy bonus in connection with post-Acquisition goals of $241,698 and employer contributions to the Company's 401(k) plan of $2,922.

GRANTS OF PLAN-BASED AWARDS IN 2015

        The following table provides information about plan-based awards granted to the named executive officers in 2015.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Steve Cochran	187,500	625,000	937,500
Cathy Kuo	57,656	192,188	288,282
Craig Martin	42,870	142,899	214,349
Richard E. Fish, Jr.	38,745	129,150	193,725
Cash Hagen	38,745	129,150	193,725

Narrative to Summary Compensation Table and Grants of Plan-Based Awards

  Non-Equity Incentive Plan—2015 Management Bonus Plan

        Non-Equity Incentive Plan—2015 Annual Bonus Plan.    For the participating named executive officers, 70-80%, and 30-20%, respectively, of the target bonus amount was based on achievement of 2015 Adjusted EBITDA and Capex performance measures. Each named executive officer earned 90% of the target bonus. The Compensation based its determination on actual Company results, adjustments to the performance measures resulting from increased Capex requirements beyond those anticipated by the 2015 budget, and overall Company performance.

 OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

        As a result of the Crestview Investment and the transactions memorialized in the Amended Operating Agreement that took place on December 18, 2015, there were no outstanding equity awards at 2015 fiscal year end.

OPTION EXERCISES AND EQUITY UNITS VESTED IN 2015

        The Company does not issue stock options to any of its employees. The following table provides information on Management Incentive Units held by our named executive officers that vested in 2015.

	Incentive Units
Name	Number of Incentive Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Steven Cochran	1,950	—
Cathy Kuo	850	—
Cash Hagen	700	—
Craig Martin	450	—
Richard E. Fish Jr.	850	—

(1)
The Incentive Units represent a profits interest in the Parent. No value is realized as a result of vesting of those units. See "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units and the effect of the Crestview Investment and Amended Operating Agreement on the conversion, sale, or forfeiture of such Incentive Units.

Pension Benefits in 2015

        We do not offer our executives or others a pension plan. Retirement benefits are limited to participation in our 401(k) plan with an employer discretionary match for employee deferrals of up to 4% of base salary, subject to applicable IRC contribution limitations.

Nonqualified Deferred Compensation in 2015

        The following table shows certain information concerning non-qualified deferred compensation activity in 2015 for our named executive officers.

NONQUALIFIED DEFERRED COMPENSATION IN 2015

Name(1)	Executive Contributions in 2015 ($)	Company Contributions in 2015 ($)	Aggregate Earnings in 2015 ($)(1)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at 12/31/2015 ($)
Steven Cochran	—	—	$7,662	$109,606	$234,558
Craig Martin	—	—	—	—	$38,837
Cash Hagen	—	—	$—	$10,722	$—

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

Description of Severance or Change in Control Provisions in Employment Agreements

        Mr. Cochran's Employment Agreement.    In connection with Mr. Cochran's appointment as Chief Executive Officer and member of the Board effective April 1, 2014, on February 3, 2014, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Cochran. The term of the Employment Agreement is for five years unless earlier terminated pursuant to its terms, and the Employment Agreement supersedes Mr. Cochran's prior employment agreement in all respects.

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

  Change of Control/Severance Payment Table as of December 31, 2015

        The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change of control, assuming such event occurs on December 31, 2015. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

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

CHANGE IN CONTROL AND SEVERANCE PAYMENTS AS OF DECEMBER 31, 2015

	Cash Severance ($)	Total ($)
Steven Cochran(1)	$1,250,000	$1,250,000
Termination without cause or for good reason
Cathy Kuo(2)	$384,375	$384,375
Termination without cause or for good reason
Craig Martin(2)	$357,247	$357,247
Termination without cause or for good reason
Richard E. Fish, Jr(2).	$322,875	$322,875
Termination without cause of for good reason
Cash Hagen(2)	$322,875	$322,875
Termination without cause or for good reason

(1)
Calculated as 2 times Mr. Cochran's salary in effect as of December 31, 2015.

(3)
Calculated as 1 times the named executive officer's base salary in effect as of December 31, 2015.

Manager Compensation

        Board members from Avista and Crestview do not receive any direct compensation for their service as Managers. We pay Avista a management fee of $1,500,000 annually pursuant to the Amended and Restated Financial Advisory Agreement, dated as of July 17, 2012. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee or transaction fee actually received by Avista, and we are responsible for the reasonable expenses of each of Avista and Crestview incurred in providing services under such agreements. See "Certain Relationships and Related Transactions, and Manager Independence—Related Person Transactions—Services Agreement" and "—Consulting Agreement."

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

Compensation Committee Interlocks and Insider Participation

        During 2015, the members of our compensation committee were Messrs. Burgstahler, Scollans and Ms. Abdoulah. Mr. Burgstahler is a Co-Managing Partner and President of Avista while Mr. Scollans was formerly a Partner. Avista provides us with advisory services pursuant to a Financial Advisory Agreement. See "Certain Relationships and Related Party Transactions, and Manager Independence—Related Person Transaction—Services Agreement." Effective December 18, 2015, Mr. Marcus, a Partner of Crestview, joined the compensation committee and Mr. Scollans and Ms. Abdoulah discontinued their service on the compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

  Security Ownership of Certain Beneficial Owners

        As of December 31, 2015, Parent indirectly owns all of our issued and outstanding equity interests through its direct subsidiary, Racecar Acquisition, LLC, which in turn owns all of the capital stock of WideOpenWest Illinois, Inc., WideOpenWest Ohio Inc., WOW Sigecom, Inc., and WideOpenWest Kite, Inc., our direct parent companies. On December 10, 2015, WideOpenWest Cleveland, Inc., a former direct parent company of ours, was merged with and into WideOpenWest Kite, Inc. On December 17, 2015, WideOpenWest Networks, Inc., a former direct parent company of ours, assigned all of its assets (other than any outstanding intercompany accounts receivable) to WideOpenWest Kite, Inc. and WideOpenWest Kite, Inc. assumed all of the liabilities of WideOpenWest Networks, Inc. (other than any outstanding intercompany accounts payable).

        Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P. (collectively, the "Avista I Funds"), Avista Capital Partners III, L.P., Avista Capital Partners (Offshore) III, L.P. and Avista Capital Partners (Offshore) III-A, L.P. (collectively, the "Avista III Funds" and, together with the Avista I Funds, the "Avista Funds"), and ACP Racecar Co-Invest, LLC, (together with the Avista Funds, the "Avista Entities") collectively own, as of December 31, 2015, approximately 59% of Parent's issued and outstanding equity interests and 59% of Parent's voting interests. Avista Capital Partners GP, LLC exercises voting and dispositive power over the equity interests of Parent held by the Avista I Funds. Avista Capital Partners III GP, L.P. exercises voting and dispositive power over the equity interests of Parent held by the Avista III Funds. Avista Capital Managing Member, LLC exercises voting and dispositive power over Avista Capital Partners GP, LLC and Avista Capital Partners III GP, L.P. Voting and disposition decisions at Avista Capital Managing Member, LLC are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler, David Durkin and Sriram Venkataraman.

        Crestview W1 Co-Investors, LLC, Crestview W1 TE Holdings, LLC, and Crestview W1 Holdings, L.P. (collectively, the "Crestview Entities") collectively own, as of December 31, 2015, approximately 35% of Parent's issued and outstanding equity interests and 37% of Parent's voting interests. Crestview Partners III GP, L.P. exercises voting and dispositive power over the equity interests of Parent held by the Crestview Entities. Voting and disposition decisions of Crestview Partners III GP, L.P. are made by an investment committee, the members of which are Barry Volpert, Robert Delaney, Jr., Thomas Murphy, Jr., Brian Cassidy, Jeffrey Marcus, Quentin Chu, Robert Hurst, Alexander Rose, Richard DeMartini and Adam Klein. None of the foregoing persons has the power individually to vote or dispose of any shares. Each of the foregoing individuals disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest.

        Unitholders, excluding the Avista Entities and the Crestview Entities, collectively own, as of December 31, 2015, approximately 6% of Parent's issued and outstanding equity interests and approximately 1% of Parent's voting interests. As of December 31, 2015, none of such individuals holds more than 1% of Parent's issued and outstanding voting equity interests.

Item 13.    Certain Relationships and Related Transactions, and Manager Independence

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

Related Person Transactions

Unit Purchase Agreement

        On December 10, 2015, Parent, the Avista Funds, the unitholders listed on the signature pages thereto (collectively, the "Sellers"), the Crestview Entities and, solely in its capacity as representative, Avista Capital Partners GP, LLC entered into the Unit Purchase Agreement (the "Crestview Purchase Agreement") pursuant to which Parent would issue $125,000,000 in Class A common units to the Crestview Entities and the Sellers would sell approximately 25%, in the aggregate, of Class A, Class B, Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common units to the Crestview Entities. The Crestview Purchase Agreement provided that Parent may issue Class B common units in lieu of Class A common units to the Crestview Entities and permitted co-investors.

        In accordance with the operating agreement of Parent in effect at the signing of the Crestview Purchase Agreement, all unitholders of Parent (other than the Avista Funds who were already parties thereto) were entitled to participate in the sale of units to the Crestview Entities. If a unitholder elected to participate in the sale, such unitholder was entitled to (but not required to) sell up to such unitholder's pro rata share of approximately 25%, in the aggregate, of units being sold to the Crestview Entities and to become a Seller under the Crestview Purchase Agreement. Promptly after the signing of the Crestview Purchase Agreement, each unitholder was notified of the transaction and such unitholder's right to participate therein by e-mail (if available) and U.S. mail to the last known address of such unitholder.

        The transactions contemplated by the Crestview Purchase Agreement were consummated on December 18, 2015.

        As of December 31, 2015, proceeds from this transaction, net of accrued and paid transaction expenses, totaling $102.8 million have been recorded to Parent's balance sheet and have not been pushed down and reflected in the accompanying consolidated financial statements.

Operating Agreement

        On December 18, 2015, Parent consummated the transactions contemplated by the Crestview Purchase Agreement, including amending and restating the operating agreement of Parent (the "Amended Operating Agreement"). The Amended Operating Agreement provides that (a) each Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit that was purchased by the Crestview Entities was converted into a certain number of Class A common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement, (b) each vested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit not purchased by the Crestview Entities was converted into a certain number of Class B common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement and (c) each unvested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit was automatically cancelled and forfeited. The Amended Operating Agreement also provides that Crestview will use reasonable efforts to provide an opportunity to allow co-investors to purchase a portion of the Crestview Entities' investment of Class A and/or Class B common units. The Amended Operating Agreement also provides that Avista may allow co-investors to purchase up a portion of the Avista Entities' Class A and/or Class B common units. With respect to both co-investment opportunities, Crestview and its affiliates or Avista and its affiliates, as the case may be, must retain control of the vote of the common units acquired by co-investors in connection with the co-investment opportunity as well as of the investment vehicle through which such units are held.

Services Agreement

        Avista entered into a financial advisory agreement (the "Financial Advisory Agreement") pursuant to which Parent retained Avista to provide certain advisory and consulting services, including, without limitation, general advisory services in relation to Parent and its subsidiaries (including WOW), management and business; identification, analysis, support and negotiation of acquisitions and dispositions; analysis, support and negotiation of financing alternatives, including, without limitation, in connection with acquisitions, capital expenditures and refinancing of existing indebtedness; finance functions, including assistance in the preparation of financial projections; and strategic planning functions, including evaluating major strategic alternatives. In addition, the Financial Advisory Agreement provides that Parent shall pay Avista a quarterly management fee (the "Management Fee") equal to $375,000 (of which 50% will be paid to Crestview pursuant to the Consulting Agreement), plus reasonable out-of-pocket expenses incurred in connection with services provided under the Financial Advisory Agreement. See also "—Consulting Agreement." Further, upon any transaction entered into by Parent or its affiliates in which Avista has provided advice and assistance to Parent under the Financial Advisory Agreement (other than a transaction constituting a Change of Control (as defined in Parent's credit agreement)), the Financial Advisory Agreement provides that Parent shall pay Avista reasonable and customary advisory fees for the advice and services provided by Avista (in addition to the Management Fee) (the "Transaction Fee"). The Financial Advisory Agreement terminates upon the earlier of July 17, 2022, the ten-year anniversary of the closing of the transactions, and the date upon which Parent pays to Avista all amounts that would otherwise be payable pursuant to the Financial Advisory Agreement through July 17, 2022.

Consulting Agreement

        On December 18, 2015, in connection with the Crestview Purchase Agreement, Avista, Crestview, and Parent entered into a consulting agreement (the "Consulting Agreement") pursuant to which Avista retained Crestview to assist Avista in providing services to Parent pursuant to the Financial Advisory Agreement and otherwise as agreed to by Crestview. In consideration therefore, the Consulting Agreement provides that Avista will pay Crestview 50% of any Management Fee or Transaction Fee actually received by Avista (including from the Financial Advisory Agreement) and Parent will reimburse Crestview for any reasonable out-of-pocket expenses incurred by Crestview or its affiliates in connection with providing services under the Consulting Agreement.

  Registration Agreement

        Parent, the Avista Entities, the Crestview Entities and certain other investors and members of management entered into an amended and restated registration agreement (the "Registration Agreement") pursuant to which the Avista Funds or the Crestview Entities may require Parent to register the sale of its common units of Parent. In addition, all holders of common units have the right to exercise certain piggyback registration rights with respect to their own common units if Parent elects to register any of its own securities. The Registration Agreement also includes customary provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses.

Item 14.    Principal Accounting Fees and Services

Audit-Related Fees

Principal Accounting Firm

        BDO USA, LLP acted as the Company's principal accountant in 2015 and 2014, and is expected to serve as the Company's independent registered public accounting firm for 2016.

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

Audit Fees

        During the years ended December 31, 2015, 2014 and 2013, we incurred fees and related expenses for professional services rendered by BDO USA, LLP for the audits of our and our subsidiaries' financial statements, for the review of our and our subsidiaries' interim financial statements and registration statement filings totaling approximately $0.6 million, $0.6 million and $0.5 million, respectively.

Audit-Related Fees

        We did not incur any audit-related fees during the years ended December 31, 2015 and 2014, respectively.

Tax Fees

        None.

All Other Fees

        We did not incur any other fees during the years ended December 31, 2015, 2014 and 2013.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
WideOpenWest Finance, LLC
Englewood, Colorado

        We have audited the accompanying consolidated balance sheets of WideOpenWest Finance, LLC as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in members' deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WideOpenWest Finance, LLC at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

BDO USA, LLP
Atlanta, Georgia
March 17, 2016

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in millions)
Assets
Current assets
Cash and cash equivalents	$66.6	$263.9
Accounts receivable—trade, net of allowance for doubtful accounts of $6.6 and $11.5, respectively	82.6	88.8
Accounts receivable—other	2.0	4.4
Prepaid expenses and other	15.7	9.8

Total current assets	166.9	366.9
Plant, property and equipment, net (note 6)	865.3	834.9
Franchise operating rights (note 7)	1,048.5	1,048.5
Goodwill (note 7)	454.1	454.1
Intangible assets subject to amortization, net (note 8)	18.1	42.6
Debt issuance costs, net (notes 9 and 12)	35.4	71.6
Investments (note 10)	16.6	16.6
Other noncurrent assets	5.0	5.2

Total assets	$2,609.9	$2,840.4

Liabilities and Members' Deficit
Current liabilities
Accounts payable—trade	$17.7	$30.6
Accrued interest	65.3	66.8
Accrued liabilities and other (note 11)	106.5	107.3
Current portion of debt and capital lease obligations (note 12)	20.6	22.9
Current portion of fair value of derivative instruments (notes 16 and 17)	2.3	—
Current portion of unearned service revenue	50.4	51.0

Total current liabilities	262.8	278.6
Long term debt and capital lease obligations—less current portion (notes 12 and 13)	2,897.0	3,068.0
Deferred income taxes, net (note 18)	291.3	287.2
Fair value of derivative instruments (notes 16 and 17)	—	7.9
Unearned service revenue	10.8	—
Other noncurrent liabilities	1.0	3.1

Total liabilities	3,462.9	3,644.8

Commitments and contingencies (note 21)
Members' deficit (note 19)	(184.7)	(178.8)
Accumulated deficit	(668.3)	(625.6)

Total members' deficit	(853.0)	(804.4)

Total liabilities and members' deficit	$2,609.9	$2,840.4

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014	2013
	(in millions)
Revenue	$1,217.1	$1,264.3	$1,199.7

Costs and expenses:
Operating (excluding depreciation and amortization)	678.6	737.0	663.9
Selling, general and administrative	110.6	135.8	135.8
Depreciation & amortization	221.1	251.3	256.4
Management fee to related party	1.9	1.7	1.7

	1,012.2	1,125.8	1,057.8

Income from operations	204.9	138.5	141.9
Other income (expense):
Interest expense	(226.0)	(237.0)	(242.0)
Realized and unrealized gain on derivative instruments	5.6	4.1	3.4
Gain on sale of assets	—	52.9	—
Loss on early extinguishment of debt	(22.9)	—	(58.1)
Other income (expense), net	(0.4)	3.4	(0.2)

Loss before provision for income tax	(38.8)	(38.1)	(155.0)
Income tax benefit (expense)	(3.9)	14.9	(6.2)

Net loss	$(42.7)	$(23.2)	$(161.2)

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Changes in Members' Deficit

	Member Common Units
	Class A	Class B	Class C series(1)	Members' Deficit	Accumulated Deficit	Total Members' Deficit
	(in millions, except Unit amounts)
Balances at January 1, 2013	2,848,596	588	375,702	$(176.9)	$(441.2)	$(618.1)
Management Unit grants, net	—	—	27,640	—	—	—
Net loss	—	—	—	—	(161.2)	(161.2)

Balances at December 31, 2013	2,848,596	588	403,342	$(176.9)	$(602.4)	$(779.3)
Management Unit grants, net	—	—	6,801	(1.9)	—	(1.9)
Net loss	—	—	—	—	(23.2)	(23.2)

Balances at December 31, 2014	2,848,596	588	410,143	$(178.8)	$(625.6)	$(804.4)
Management Unit grants repurchases, net	—	(110)	(20,748)	(0.4)	—	(0.4)
Distribution to parent	—	—	—	(5.0)	—	(5.0)
Cancelled unvested units	—	—	(114,086)	—	—	—
C units converted to A and B units	52,556	162,281	(275,309)	—	—	—
Other	—	—	—	(0.5)	—	(0.5)
Net loss	—	—	—	—	(42.7)	(42.7)

Balances at December 31, 2015	2,901,152	162,759	—	$(184.7)	$(668.3)	$(853.0)

(1)
See note 19.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net loss	$(42.7)	$(23.2)	$(161.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	221.1	251.3	256.4
Realized and unrealized gain on derivative instruments	(5.6)	(4.1)	(3.4)
Deferred income taxes	3.7	(18.9)	6.1
Provision for doubtful accounts	24.9	24.1	19.2
Gain on sale of assets	—	(52.9)	—
Amortization of debt issuance costs and premium, net	12.3	15.6	20.6
Other non-cash items	(0.6)	(2.2)	1.2
Loss on early extinguishment of debt (note 12)	22.9	—	58.1
Premium from debt issuance	—	13.0	—
Soft call premium	—	—	(19.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Receivables and other operating assets	(21.5)	(35.3)	(11.3)
Payables and accruals	(1.5)	34.1	1.7

Net cash provided by operating activities	$213.0	$201.5	$168.3

Cash flows from investing activities:
Capital expenditures	$(231.9)	$(251.9)	$(221.9)
Anne Arundel Broadband majority interest purchase, net of cash acquired	—	(5.1)	—
Bluemile Asset acquisition (note 4)	—	—	(15.4)
Proceeds from South Dakota systems asset sale	—	262.0	—
Other investing activities	(0.6)	0.6	0.9

Net cash provided by (used in) investing activities	$(232.5)	$5.6	$(236.4)

Cash flows from financing activities:
Proceeds from issuance of debt (note 12)	$1,410.4	$100.0	$2,385.4
Proceeds from revolving credit facilities	—	93.2	105.0
Payments on debt and capital lease obligations	(1,581.6)	(151.4)	(2,419.0)
Distribution to parent (note 22)	(5.0)	—	—
Payment of debt issuance costs	(0.4)	—	(2.3)
Repurchase of management units	(0.4)	(1.9)	—
Other	(0.8)	—	—

Net cash provided by (used in) financing activities	$(177.8)	$39.9	$69.1

Increase (decrease) in cash and cash equivalents	(197.3)	247.0	1.0
Cash and cash equivalents, beginning of period	263.9	16.9	15.9

Cash and cash equivalents, end of period	$66.6	$263.9	$16.9

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$215.3	$217.1	$212.7

Cash paid during the periods for income taxes	$5.0	$—	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(5.7)	$2.6	$10.6

Assets acquired under capital lease obligations	$0.1	$7.5	$6.2

The accompanying notes are an integral part of these consolidated financial statements

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements

1. Organization

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one operating segment.

        Pursuant to the operating agreement of the Parent, as amended (the "Operating Agreement"), the Parent has issued various classes of common units. Because the Parent's primary asset is its investment in the Company, the Parent's ownership structure related to its ultimate ownership of WOW and has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's.

Ownership and Basis of Presentation

        WOW was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members are wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary the Parent. In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

        The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. Because the Parent's primary asset is its investment in WOW, the Parent's ownership structure related to its ultimate ownership of WOW and consisting of various classes of common units has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's. See note 19 for further discussion.

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

        The change in the allowance for doubtful accounts consists of the following for the years ended December 31 (in millions):

	2015	2014
Balance at beginning of year	$11.5	$12.3
Provision charged to expense	24.9	24.1
Accounts written off	(24.1)	(22.6)
Change in unreturned equipment reserves	(5.3)	—
Other	(0.4)	(2.3)

Balance at end of year	$6.6	$11.5

Plant, Property and Equipment

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total installation activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred related to capitalizable activities. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) other indirect costs directly attributable to capitalizable activities.

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

Intangible Assets and Goodwill

        Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allow access to homes in the public right of way. The Company's franchise operating rights were acquired through business combinations. The Company does not amortize franchise operating rights as it has determined that they have an indefinite life. Costs incurred in negotiating and renewing franchise operating agreements are expensed as incurred. Franchise related customer relationships represent the value to the Company of the benefit of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base (four years) on a straight-line basis, which is shorter than the economic useful life, which approximates an accelerated method. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations.

Asset Impairments

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, the Company would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

value. The Company had no triggering events or impairment of our long-lived assets in any of the periods presented.

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

        There were no impairments of franchise operating rights in any of the periods presented as the fair values of indefinite lived intangible assets computed using the methodology described above was in excess of their carrying value.

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

        In the first step of assessing goodwill for impairment, the Company assesses the recoverability for each reporting unit, which are represented by geographical operations of cable systems managed by the Company. The Company utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit and compares such value to the carrying amount of the reporting unit. In the event that the carrying amount exceeds the fair value, the Company would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit were acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Significant judgment by management is required to determine estimates and assumptions used in the valuation of plant, property and equipment, intangible assets and goodwill. Through December 31, 2015, the Company has not recognized an impairment of these items.

Debt Issuance Costs

        Debt issuance costs incurred by the Company are capitalized and are amortized over the life of the related debt using the effective interest rate method.

Other Noncurrent Assets

        Other noncurrent assets are comprised primarily of long-term prepaid franchise fees and prepaid site leases. The franchise fees and site leases are recognized as operating expenses over the period of usage.

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents as well as derivative instruments are carried at fair value. The carrying amounts reported in the consolidated balance sheet for accounts receivable and accounts payable approximate fair value due to their short term maturities. The fair value of long-term debt is based on the debt's variable rate of interest and the Company's own credit risk and risk of nonperformance, as required by the authoritative guidance.

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

        Under the terms of the Company's non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing video (but not high speed Internet or broadband telephony services) to the local franchise authority. The Company normally passes these fees through to its video subscribers. Franchise fees collected and paid are reported as revenues and operating expenses, respectively. Revenue from advertising sales is recognized when the commercial announcements are broadcast.

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

Advertising Costs

        The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2015, 2014 and 2013 was $20.4 million, $19.6 million and $20.6 million, respectively.

Income Taxes

        The Company is a limited liability company ("LLC") that is treated as a partnership for federal income tax purposes. Prior to the Knology Merger, the Company's subsidiaries were LLCs that are disregarded as separate entities for federal and state tax purposes. No provision for federal income

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

taxes is required by the Company for its LLC subsidiaries, as its income or loss is taxable to or deductible by its Members.

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

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("interest rate swaps and interest rate caps"). All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the derivative instruments in effect during the period were designated as hedges for financial reporting purposes.

Share-based Compensation

        The Company's share-based compensation consists of awards of management incentive units. Compensation costs associated with these awards are based on the estimated fair value at the date of grant and are recognized over the period in which any related services are provided or when it is probable any related performance condition will be met and distributions are declared. Such amounts were not significant for the three years ended December 31, 2015.

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

Recent Accounting Pronouncements

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company is in the process of evaluating the adoption of this pronouncement but does not believe there will be a material effect on the Company's results of operations, financial condition or cash flows.

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The Company has elected not to early adopt ASU 2015-03. If adopted during the period, debt issuance costs and long term debt as reflected on the Company's consolidated balance sheets would decrease $35.4 million and $71.6 million as of December 31, 2015 and December 31, 2014, respectively.

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

3. Crestview Transaction

        On December 18, 2015, funds managed by Crestview Advisors, L.L.C., ("Crestview"), a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. As of December 31, 2015, proceeds from this transaction, net of accrued and paid transaction expenses, totaling $102.8 million have been recorded to our Parent's balance sheet and have not been pushed down and reflected in the accompanying financial statements. Crestview has extensive experience in the telecommunications industry, and we believe this investment will help us capitalize on future growth opportunities.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Acquisitions

Anne Arundel Broadband Investment

        On May 1, 2014, WOW increased its 5% ownership interest in Anne Arundel Broadband, LLC ("AAB") to a 75% ownership interest through a purchase of additional equity in AAB for approximately $5.5 million. The results of AAB have been included in the consolidated financial statements beginning May 1, 2014. During the quarter ended September 30, 2015, the Company increased its 75% ownership interest in AAB to a 100% ownership interest through a purchase of an additional equity in AAB for approximately $2.6 million.

Bluemile Assets Acquisition

        On September 27, 2013, the Company entered into and closed an asset purchase agreement to acquire certain assets from Bluemile, Inc. ("Bluemile"), an Ohio Corporation, for initial cash consideration of approximately $15.0 million, subject to closing and post-closing adjustments, plus up to $5.0 million in consideration contingent upon achieving certain financial metrics during the twelve month period ended December 31, 2014 (the "Bluemile Assets" acquisition). Bluemile owned and operated a national optical and IP network, a data center and an enterprise cloud infrastructure. The data center, optical and IP network and cloud services enabled the Company to enhance its products and services to existing customers and potential customers in all of its regions. The Bluemile Assets acquisition has been accounted for using the acquisition method of accounting. The effects of the Bluemile Assets acquisition are included in the Company's consolidated financial statements beginning September 27, 2013.

        Including closing adjustments, the Company paid cash consideration of $15.4 million, before direct acquisition costs of $0.2 million. Additionally, pursuant to Accounting Standards Codification 805 "Business Combinations", the Company has recorded an estimate of the fair value of the contingent consideration liability based upon a discounted analysis of future financial estimates and weighted probability assumptions of outcomes. This analysis resulted in an initial contingent consideration liability of approximately $4.6 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined financial milestone. The purchase price consideration is as follows (in millions):

Cash	$15.4
Contingent consideration	4.6

Total purchase price	$20.0

        The opening balance sheet presented below reflects the Company's purchase price allocation. The goodwill recognized in connection with the Bluemile Assets acquisition is primarily due to the

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

enhanced products and services that are immediately available for the Company in all of its regions (in millions):

Working capital acquired	$0.5
Plant, property and equipment	10.8
Goodwill	4.5
Intangible assets subject to amortization	5.0
Unearned service revenue	(0.8)

Fair value of assets acquired, net of liabilities assumed	$20.0

        During the year ended December 31, 2014, the Company adjusted the contingent consideration liability based on projected achievement of certain financial metrics as defined in the asset purchase agreement resulting in a fair value adjustment of $2.9 million to Other income as reflected in the Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company's contingent consideration liability is $1.7 million.

5. Sale of South Dakota Systems

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

        In the second quarter 2014, the Company determined that the sale of the South Dakota systems was probable within one year and that the franchise operating rights associated with the sale transaction were no longer considered to have indefinite lives for purposes of calculating the Company's deferred tax valuation allowance. At that time, the Company recorded a reduction in the valuation allowance to reflect the deferred tax assets that were more likely than not to be realized. The franchise operating rights are a source of taxable income and the gain on the sale transaction was recognized when the sale transaction was completed on September 30, 2014.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

6. Plant, Property and Equipment

        Plant, property and equipment consist of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Distribution facilities	$1,121.4	$1,006.1
Customer premise equipment	368.6	376.0
Head-end equipment	271.2	221.8
Telephony infrastructure	115.5	106.1
Computer equipment and software	81.8	69.8
Vehicles	29.6	30.5
Buildings and leasehold improvements	44.3	44.1
Office and technical equipment	34.2	32.6
Land	6.7	6.7
Construction in progress (including material inventory and other)	93.6	83.2

Total plant, property and equipment	2,166.9	1,976.9
Less accumulated depreciation	(1,301.6)	(1,142.0)

	$865.3	$834.9

        Depreciation expense for the years ended December 31, 2015, 2014 and 2013 were $195.9 million, $215.9 million, and $217.8 million, respectively. Included in depreciation expense were write-offs and sales of customer premises equipment of $0.5 million, $0.9 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Franchise Operating Rights & Goodwill

        Changes in the carrying amounts of our franchise operating rights and goodwill during 2015 and 2014 are set forth below:

	January 1, 2015	Acquisitions	Sale	December 31, 2015
		(in millions)
Franchise operating rights	$1,048.5	$—	$—	$1,048.5
Goodwill	454.1	—	—	454.1

	$1,502.6	$—	$—	$1,502.6

	January 1, 2014	Acquisitions	Sale	December 31, 2014
		(in millions)
Franchise operating rights	$1,098.4	$—	$(49.9)	$1,048.5
Goodwill	496.5	—	(42.4)	454.1

	$1,594.9	$—	$(92.3)	$1,502.6

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Intangible Assets Subject to Amortization

        Intangible assets subject to amortization consist primarily of customer relationships and changes in the carrying amounts during 2015 and 2014 are set forth below:

	January 1, 2015	Acquisitions	Sale	Amortization	December 31, 2015
		(in millions)
Customer relationships	$32.9	$—	$—	$(20.9)	$12.0
Other	9.7	0.7	—	(4.3)	6.1

	$42.6	$0.7	$—	$(25.2)	$18.1

	January 1, 2014	Acquisitions	Sale	Amortization	December 31, 2014
		(in millions)
Customer relationships	$64.9	$—	$(7.8)	$(24.2)	$32.9
Other	19.5	2.7	—	(12.5)	9.7

	$84.4	$2.7	$(7.8)	$(36.7)	$42.6

        Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2015, 2014 and 2013 was $25.2 million, $34.5 million and $38.2 million, respectively.

        Scheduled amortization of the Company's intangible assets as of December 31, 2015 for the next five years is as follows (in millions):

2016	$13.6
2017	1.7
2018	1.5
2019	0.8
2020	0.1
Thereafter	0.4

$18.1

9. Debt Issuance Costs, Net

        Debt issuance costs, net, which relate to the Company's debt and credit facilities in place, consist of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Debt issuance costs	$60.5	$104.5
Less accumulated amortization	(25.1)	(32.9)

	$35.4	$71.6

        As discussed in note 12, during 2015 and 2014, the Company entered into certain debt agreements resulting in the following debt issuance costs being capitalized.

	December 31, 2015	December 31, 2014
	(in millions)
Senior Secured Credit Facility	$0.4	$0.7

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9. Debt Issuance Costs, Net (Continued)

        In connection with the refinancings, the Company recorded $22.9 million, $nil and $58.1 million of losses on debt extinguishments for the years ended December 31, 2015, 2014 and 2013, respectively. The majority of the losses related to the write-off of prior capitalized debt issue costs related to the extinguished debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

10. Investments

        In conjunction with the acquisition of Knology, the Company acquired investments and equity ownership in its associated companies which consisted of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Rio Holdings, Inc	$0.9	$0.9
Tower Cloud, Inc	15.7	15.7

Total investments	$16.6	$16.6

        Rio Holdings, Inc. ("Rio Holdings") owns 24.7% class A general partnership units in Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. The Company's investment in Rio Holdings is accounted for under the cost method of accounting, adjusted for impairment write-downs, because the Company owns less than 20% interest in Rio Holdings.

        As of December 31, 2015, the Company, through its wholly owned subsidiaries, owned approximately 33,620,177 shares, or 9.6%, of the series A and B preferred stock of Tower Cloud, Inc. ("Tower Cloud"). The Company's investment in Tower Cloud is accounted for under the cost method of accounting, adjusted for impairment write-downs. The Company did not estimate the fair value of the investment in Tower Cloud since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

11. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Programming costs	$38.8	$39.5
Franchise, copyright and revenue sharing fees	13.1	12.7
Payroll and employee benefits	19.2	12.7
Property, income, sales and use taxes	9.6	9.8
Utility pole rentals	4.5	4.1
Reduction in work force	0.4	4.6
Legal and professional fees	0.7	—
Other accrued liabilities	20.2	23.9

	$106.5	$107.3

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations

        The following table summarizes the Company's debt and capital lease obligations:

	December 31, 2015			December 31, 2014
	Available borrowing capacity	Weighted average interest rate(2)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans	$—	4.56%	$1,400.8	$1,533.1
Term B-1 Loans	—	3.80%	383.4	419.7
Revolving Credit facility(1)	192.6	4.14%	—	—
Senior Notes(3)	—	10.25%	833.5	836.0
Senior Subordinated Notes, net of discounts(4)	—	13.38%	292.5	291.9

Total long-term debt	$192.6	6.97%	2,910.2	3,080.7

Capital lease obligations			7.4	10.2

Total long-term debt and capital lease obligations			2,917.6	3,090.9
Less current portion			(20.6)	(22.9)

Long-term portion			$2,897.0	$3,068.0

(1)
Available borrowing capacity at December 31, 2015 represents $200.0 million of total availability less outstanding letters of credit of $7.4 million. Letters of credit are used in the ordinary course of business. The letters of credit are released when the respective contractual obligations have been fulfilled by the Company.

(2)
Represents the weighted average interest rate in effect at December 31, 2015 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps (note 16).

(3)
At December 31, 2015, the carrying value of the net premium was $8.4 million.

(4)
At December 31, 2015, the carrying value of the net original issue discount was $2.5 million.

Revolver Extension

        On July 1, 2015, the Company entered into a fourth amendment (the "Fourth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013 and May 21, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        Under the Original Credit Agreement, the Company had $200.0 million of borrowings available under its revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver is extended until July 1, 2020 provided that (i) the Company has no Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisions (i) and (ii) above is not satisfied as of January 1, 2019, then the Revolver will mature on January 1, 2019. In addition, in the event the Company has outstanding borrowings under the Revolver in excess of $180.0 million as of

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations (Continued)

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

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at the Company's option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under the Company's current Term B Loans. In connection with the Third Amendment in May 2015, the Company made a prepayment totaling $150.0 million, applied ratably, to the Company's outstanding Term B Loans and outstanding Term B-1 Loans. The proceeds from the sale of the Company's South Dakota Systems were used in connection with the prepayment. In addition, the Third Amendment provides for the ability to refinance the Company's Senior Subordinated Notes with proceeds from the issuance of Senior Notes. In connection with the Third Amendment, the Company recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B Loans.

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

        As noted above, on May 21, 2015, the Company entered into a third amendment to its Credit Agreement and recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B Loans.

        Amortization of debt issue costs and accretion of debt discount, which are both included in interest expense in the accompanying statements of operations, for the three years ended December 31, 2015, 2014 and 2013 are as follows (in millions):

	Three years ended December 31,
	2015	2014	2013
Amortization of deferred financing fees	$14.3	$18.1	$19.9
Accretion of debt premium	(2.6)	(2.0)	—
Accretion of debt discount	0.6	0.7	0.7

        Maturities of long-term debt, excluding capital lease obligations, as of December 31, 2015 are as follows (in millions):

Long-term Debt
Year ended December 31, 2016	$18.0
Year ended December 31, 2017	393.6
Year ended December 31, 2018	14.1
Year ended December 31, 2019	2,484.5
Year ended December 31, 2020	—
Thereafter	—

$2,910.2

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13. Operating and Capital Leases

        The Company leases office and warehouse space under both cancelable and non- cancelable operating leases. Rental expense under operating lease agreements during the years ended December 31, 2015, 2014 and 2013 was $8.2 million, $7.6 million and $7.2 million, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

        At December 31, 2015 and 2014, the amount of property and equipment, net, recorded under capital leases was $7.4 million and $10.2 million, respectively (note 6). This amount primarily relates to certain video equipment and vehicles. Depreciation of assets under capital lease is included in depreciation and amortization in our consolidated statements of operations.

        As of December 31, 2015, future capital and operating lease commitments are as follows (in millions):

	Capital Leases	Operating Leases
Year ended December 31, 2016	$2.9	$7.6
Year ended December 31, 2017	2.2	7.3
Year ended December 31, 2018	1.3	7.0
Year ended December 31, 2019	0.9	5.1
Year ended December 31, 2020	0.1	2.6
Thereafter	—	6.2

Total minimum lease payments	$7.4	$35.8

Less imputed interest	(0.6)

Present value of minimum capital lease payments	6.8
Less current portion	(2.6)

Long-term capital lease obligations	$4.2

        The Company also rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $8.0 million, $7.8 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

14. Reduction in Workforce

        On December 3, 2014, the Company committed to a workforce reduction plan whereby the Company eliminated approximately 275 employees across all levels and geographic regions. The company implemented this plan to compete more efficiently and better position itself for future growth. One-time termination costs, resulting from the reduction in work force totaled $6.4 million and have been recorded in selling, general and administrative in the consolidated statement of operations.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14. Reduction in Workforce (Continued)

        Changes in the Company's accrued liability for severance expense for the year ended December 31, 2015 and 2014 are as follows:

December 2014 Severance
Balance January 1, 2014	$—
Accrued to expense	6.4
Payments	(1.8)

Balance December 31, 2014	$4.6

December 2015 Severance
Balance January 1, 2015	$4.6
Accrued to expense	1.4
Payments	(5.6)

Balance December 31, 2015	$0.4

15. Financial Information for Subsidiary Guarantors

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

16. Derivative Instruments

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of December 31, 2015, WOW has an interest rate swap

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Derivative Instruments (Continued)

covering $190.0 million of notional debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notional amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

        As of December 31, 2015, the notional amount of debt covered by the interest rate cap has a strike price rate of 1.0% based on LIBOR and expires January 2016. The notional amount of debt covered by this interest rate cap is immaterial.

17. Fair Value Measurements

        As of December 31, 2015 and 2014, the fair values of cash and cash equivalents, receivables, unearned revenue, prepaid and other, trade payables, accrued interest, accrued liabilities, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, we determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

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

        A summary of our liabilities measured at fair values that are included in our consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Derivatives instruments(1)	$2.3	$—	$2.3	$—

	$2.3	$—	$2.3	$—

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2015 and 2014.

        The estimated fair value of the Company's long-term debt (note 12), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,744.0 million, not including debt discount and premium, compared to carrying value of $2,904.3 million, not including debt discount and premium, for the year ended December 31, 2015 and approximately $3,114.5 million, not including debt discount and premium, compared to a carrying value of $3,072.8 million, not including debt discount and premium, for the year ended December 31, 2014, and therefore, is categorized as a Level 1 within the fair value hierarchy.

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the consolidated financial statements in the period of enactment.

        The components of our deferred tax assets and deferred tax liabilities as of December 31, 2015 and December 31, 2014 are presented in the table below. Total current deferred income taxes are included in prepaid expenses and other in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2015	2014
	(in millions)
Current deferred income tax assets:
Allowance for doubtful accounts	$1.6	$1.1
Other	1.0	0.9
Valuation allowance	(0.9)	(0.7)

Total current deferred income tax assets	$1.7	$1.3

Non-current deferred income tax assets (liabilities):
Net operating loss carryforwards	$88.1	$86.2
Deferred revenue	(0.4)	—
Depreciation and amortization	(69.9)	(68.0)
Franchise operating rights	(280.1)	(280.0)
Investment marked to market	3.2	3.3
Valuation Allowance	(32.2)	(28.7)

Total noncurrent deferred income tax liabilities	(291.3)	(287.2)

Total net deferred tax liabilities	$(289.6)	$(285.9)

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        The income tax expense (benefit) consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Current tax expense
Federal	$—	$3.7	$—
State	0.2	0.3	0.1

Total Current	0.2	4.0	0.1

Deferred tax provision (benefit)
Federal	3.4	(17.7)	5.8
State	0.3	(1.2)	0.3

Total Deferred	3.7	(18.9)	6.1

Income tax expense (benefit), net	$3.9	$(14.9)	$6.2

        A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Statutory Federal income taxes	$(13.6)	$(13.3)	$(54.3)
State income taxes	7.2	3.0	4.5
Loss generated by partnership not subject to federal income tax	6.3	13.2	27.5
Sale of South Dakota Systems	—	14.9	—
Other	0.1	(0.6)	(1.4)
Change in valuation allowance	3.9	(32.1)	29.9

Income tax expense (benefit), net	$3.9	$(14.9)	$6.2

        The Company's C corporation subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company's C corporation subsidiaries' 2012 through 2015 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company's C corporation subsidiaries' 2012 through 2015 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company's C corporation subsidiaries utilize any of their U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination. The Company is obligated to make cash distributions to its Parent to fund income tax liabilities resulting from any taxable income generated by WOW Finance LLC. However, the Parent has net operating loss carryforwards that would significantly reduce any required cash distributions.

        At December 31, 2015, the Company had available federal net operating loss carryforwards related to its C corporation subsidiaries of approximately $221.2 million that expire from 2025 to 2035.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

Approximately $181.6 million of this carryforward is subject to annual limitations due to a change in ownership of the Company as defined in the Internal Revenue Code. The Company also had various state net operating loss carryforwards related to its C corporation subsidiaries totaling approximately $191.2 million. Of this amount, approximately $151.6 million is subject to an annual limitation due to an ownership change of the Company. Unless utilized, the state carryforwards expire from 2019 to 2035. For 2015, the Company has recorded a total valuation allowance of $33.1 million against its deferred tax assets including the operating loss carryforwards.

        Unrecognized tax benefits of $0.5 million at December 31, 2015, if recognized, would reduce our annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

        Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations. For the fiscal years ended December 31, 2015, 2014 and 2013, we have not recorded any penalties and interest and do not have any accrued balance of penalties and interest.

        Unrecognized tax benefits consist primarily of tax positions related to issues associated with the acquisition of Knology. We do not believe that it is reasonably possible that a significant decrease in unrecognized tax benefits will occur in the next twelve months.

19. Members' Deficit

        On December 18, 2015, Parent consummated the transactions contemplated by the Crestview Purchase Agreement, including amending and restating the operating agreement of Parent and the sale by the Sellers of approximately 35% in the aggregate of Class A, Class B, Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common units to the Crestview Entities. The Fifth Amended and Restated A&R Operating Agreement provides that (a) each Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit that was purchased by the Crestview Entities was converted into a certain number of Class A common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement, (b) each vested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit not purchased by the Crestview Entities was converted into a certain number of Class B common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement and (c) each unvested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit was automatically cancelled and forfeited.

        As of December 31, 2015, proceeds from this transaction, net of accrued and paid transaction expenses, totaling $102.8 million have been recorded to Parent's balance sheet and have not been pushed down and reflected in the accompanying consolidated financial statements.

        As of December 31, 2015, Parent had 2,901,152 Class A Units outstanding and 162,759 Class B Units outstanding, but only holders of Class A common units are entitled to vote. Certain holders of Class B common units, including certain affiliates of Avista Capital Partners and the Crestview Entities, are entitled to convert their Class B common units into Class A common units, subject to the conditions set forth in the Fifth A&R Operating Agreement.

        For the years ended December 2014 and 2013 the Company incorrectly classified 676,384 Class A Units as Class B Units. The Company has adjusted the beginning balance as of January 1, 2013to reflect this change.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Members' Deficit (Continued)

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

        On July 17, 2012, in conjunction with the acquisition of Knology, affiliates of Avista Capital Partners (the majority voting unit holder of Parent) and Company management contributed $200.0 million, net of $6.0 million of commitment fees paid to Avista Capital Partners. Avista Capital Partners and Company management received additional Class A Common Units and Class B Common Units.

        The Company distributed $400.0 million in June 2007 to Parent and its unit holders in connection with the refinancing of its debt. In May 2010, and November 2010, the Company distributed $72.0 million and $17.3 million, respectively, to Parent and its unit holders. In July 2011, the Company distributed $52.0 million to Parent and its unit holders. There were no distributions to Parent or unit holders during 2015, 2014 and, 2013. In accordance with Parent's operating agreement, unvested amounts distributable to management members have been placed into an escrow account at Parent level, and are being distributed to such members as the underlying units vest.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Members' Deficit (Continued)

        At December 31, 2015, total compensation cost not yet recognized related to unvested Management Units was not material. The following table summarizes the activity in the Management Units during the three years ended December 31, 2015:

	Class C No Floor Amount	Class C-1 $112.19 Floor Amount	Class C-2 $113.32 Floor Amount	Class C-3 $208.88 Floor Amount	Class C-4 $342.00 Floor Amount	Class C-5 $342.00 Floor Amount	Class C-6 $373.41 Floor Amount	Class C-7 $374.68 Floor Amount	Class C-8 $374.68 Floor Amount	Total
		Number of Management Units
Outstanding at January 1, 2013	151,077	37,255	17,220	7,480	31.795	20,600	19,425	90,850	—	375,702
Granted	—	—	—	—	—	—		34,970	—	34,970
Forfeited	—	(20)	(40)	—		—	(770)	(6,500)	—	(7,330)

Outstanding at December 31, 2013	151,077	37,235	17,180	7,480	31,795	20,600	18,655	119,320	—	403,342
Granted	—	—	—	—	—	—	—	18,013	25,000	43,013
Repurchased	(6,885)	(10,145)	(835)	(60)	(340)	—	(405)	(1,024)	—	(19,694)
Forfeited	—	—	—	—	(186)	—	(110)	(16,222)	—	(16,518)

Outstanding at December 31, 2014	144,192	27,090	16,345	7,420	31,269	20,600	18,140	120,087	25,000	410,143
Granted	—	—	—	—	—	—	600	—	17,775	18,375
Repurchased	(1,290)	(1,220)	(975)	(580)	(152)	—	(135)	(3,462)	(200)	(8,014)
Forfeited unvested	—	—	(410)	(405)	(2,535)	—	(3,652)	(23,357)	(750)	(31,109)
Sold pursuant to Crestview Purchase Agreement	(35,288)	(6,309)	(3,598)	(1,449)	(4,958)	(4,450)	(1,817)	(7,298)	(824)	(65,991)
Convert to B Units	(107,614)	(19,386)	(10,892)	(4,796)	(16,243)	(13,351)	(6,426)	(27,589)	(3,021)	(209,318)
Cancelled unvested	—	(175)	(470)	(190)	(7,381)	(2,799)	(6,710)	(58,381)	(37,980)	(114,086)

Outstanding at December 31, 2015	—	—	—	—	—	—	—	—	—	—

Vested at December 31, 2015	—	—	—	—	—	—	—	—	—	—
Unvested at December 31, 2015	—	—	—	—	—	—	—	—	—	—

Total	—	—	—	—	—	—	—	—	—	—

(1)
In connection with the Crestview Purchase Agreement and the adoption of the Fifth A&R LLC Agreement, (a) each Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit that was purchased by the Crestview Entities was converted into a certain number of Class A common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement, (b) each vested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit not purchased by the Crestview Entities was converted into a certain number of Class B common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement and (c) each unvested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit was automatically cancelled and forfeited. Additionally, the Crestview Purchase Agreement provided that Parent may issue Class B common units in lieu of Class A common units to the Crestview Entities in order to avoid a change of control under certain agreements and permitted co-investors to purchase a portion of the Crestview Entities' investment.

20. Employee Benefits

401(k) Savings Plan

        The Company has adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 25% of each participant's voluntary contributions subject to a limit of the first 4% of the participant's compensation. Company matching contributions vest 25% annually over a four- year period. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $0.8 million, $0.9 million and $0.8 million, respectively, of expense related to the Company's matching contributions to the 401(k) plan.

Deferred Compensation Plan

        In July 2007, the Company implemented a deferred compensation plan. Under this plan, certain members of management and other highly compensated employees may elect to defer a portion of their annual compensation, subject to certain percentage limitations. The assets and liabilities of the

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Employee Benefits (Continued)

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

	December 31,
	2015	2014
	(in millions)
Prepaid expenses and other (current assets)	$2.8	$3.9
Accrued liabilities and other (current liabilities)	$2.8	$3.9

21. Commitments and Contingencies

Programming Contracts

        In the normal course of business, WOW enters into numerous contracts to purchase programming content where the payment obligations are fully contingent on the number of subscribers to whom it provides the content. The terms of the contracts typically have annual rate increases and expire in 2015 through 2017. The Company's programming expenses will continue to increase, more so to the extent we grow our subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

22. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any to Avista and Crestview. Such management fee is $0.4 million per quarter. The management fee paid by the Company for the years ended December 31, 2015, 2014 and 2013 amounted to $1.9 million, $1.7 million and $1.7 million, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and Members. The Company made distributions to its Parent and its members for 2015 estimated federal taxes and 2014 federal income taxes in the amount of $5.0 million for the year ended December 31, 2015. As of December 31, 2015, 2014 and 2013, the receivable from the Parent and Members amounted to $0.3 million for all periods presented.

        On December 18, 2015, Crestview, a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Crestview has extensive experience in the telecommunications industry, and we believe this investment will help us capitalize on future growth opportunities.

23. Quarterly Financial Information (Unaudited)

        The following is a summary of the Company's selected quarterly financial information for the years ended December 31, 2015 and 2014:

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$312.3	$305.8	$297.7	$301.3
Income from operations	$51.0	$52.4	$48.5	$53.0
Net loss	$(6.6)	$(27.5)	$(7.1)	$(1.5)

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$312.1	$319.8	$323.2	$309.2
Income from operations	$37.7	$33.9	$36.6	$30.3
Net income (loss)	$(20.3)	$(7.8)	$31.7	$(26.8)

        The Company recorded $6.4 million of expense related to the Company's reduction of work force in the fourth quarter of 2014.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
March 17, 2016	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
March 17, 2016	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 17, 2016, in the capacities indicated below.

Signature	Title

/s/ STEVEN COCHRAN Steven Cochran	Chief Executive Officer
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Chief Financial Officer (principal financial and accounting officer)
/s/ COLLEEN ABDOULAH Colleen Abdoulah	Manager
/s/ DAVID BURGSTAHLER David Burgstahler	Manager
/s/ BRIAN CASSIDY Brian Cassidy	Manager
/s/ DANIEL KILPATRICK Daniel Kilpatrick	Manager

Signature	Title

/s/ JEFFREY MARCUS Jeffrey Marcus	Manager
/s/ PHIL SESKIN Phil Seskin	Manager
/s/ DUDLEY SLATER Dudley Slater	Manager
/s/ JOSHUA TAMAROFF Joshua Tamaroff	Manager

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among WideOpenWest Finance, LLC, Kingston Merger Sub, Inc. and Knology, Inc., dated as of April 18, 2012	S-4	333-187850	2.1	4/10/2013
3.1	Amended and Restated Articles of Organization of WideOpenWest Finance, LLC	S-4	333-187850	3.1	4/10/2013
3.2	Second Amended and Restated Limited Liability Company Agreement of WideOpenWest Finance, LLC, dated as of July 17, 2012	S-4	333-187850	3.2	4/10/2013
4.1	Senior Note Indenture, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.1	4/10/2013
4.2	Form of Senior Note (included in Exhibit 4.1)	S-4	333-187850	4.2	4/10/2013
4.3	Senior Subordinated Note Indenture, dated as of July 17, 2011, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.3	4/10/2013
4.4	Form of Senior Subordinated Note (included in Exhibit 4.3)	S-4	333-187850	4.4	4/10/2013

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.5	Registration Rights Agreement, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Mitsubishi UFJ Securities (USA), Inc.	S-4	333-187850	4.5	4/10/2013
10.1	Letter Agreement of Employment, dated as of April 27, 2006, by and between Racecar Holdings, LLC and Cathy Kuo.	S-4	333-187850	10.3	4/10/2013
10.2	Letter Agreement of Employment, dated as of May 1, 2006, by and between Racecar Holdings, LLC and Craig Martin.	S-4	333-187850	10.4	4/10/2013
10.3	Letter Agreement of Employment, dated as of March 14, 2008, by and between WideOpenWest Finance, LLC and Cash Hagen.	S-4	333-187850	10.5	4/10/2013
10.4	First Amendment to Credit Agreement dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-4	333-187850	10.11	4/10/2013
10.5	Letter Agreement of Employment, dated as of January 7, 2013, by and between WideOpenWest Networks, LLC and Richard E. Fish, Jr.	S-4	333-187850	10.6	4/10/2013
10.6	Second Amendment to Credit Agreement, dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	10-K	333-187850	10.6	3/17/2014
10.7	Chairwoman Agreement, dated as of February 3, 2014, by and among Racecar Holdings, LLC, WideOpenWest Networks, LLC and Colleen Abdoulah.	8-K	333-187850	10.1	2/5/2014

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8	Employment Agreement, dated as of February 3, 2014, by and among Racecar Holdings, LLC, WideOpenWest Networks, LLC and Steven Cochran	8-K	333-187850	10.2	2/5/2014
10.9	Third Amendment to Credit Agreement dated as of May 21, 2015, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent	8-K	333-187850	10.1	5/26/2015
10.10	Fourth Amendment to Credit Agreement, dated July 1, 2015, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent	8-K	333-187850	10.1	7/26/2015
21.1	List of Subsidiaries	S-4	333-187850	21.1	4/10/2013
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*
Filed herewith.

**
Furnished herewith.