Form 10-Q
period 2016-03-31
WideOpenWest Finance, LLC
filed 2016-05-11
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Note: As a voluntary filer not subject to the requirements, the Registrant has filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

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
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

        This Quarterly Report on Form 10-Q is for the three months ended March 31, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," "our", or "the Company" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2016	December 31, 2015
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$48.9	$66.6
Accounts receivable—trade, net of allowance for doubtful accounts of $6.7 and $6.6, respectively	78.1	82.6
Accounts receivable—other	0.8	2.0
Prepaid expenses and other	18.0	15.7

Total current assets	145.8	166.9
Plant, property and equipment, net (note 4)	879.2	865.3
Franchise operating rights	1,048.5	1,048.5
Goodwill	454.1	454.1
Intangible assets subject to amortization, net	12.3	18.1
Investments	16.6	16.6
Other noncurrent assets	3.8	5.0

Total assets	$2,560.3	$2,574.5

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$19.5	$17.7
Accrued interest	34.3	65.3
Accrued liabilities and other (note 5)	94.9	106.5
Current portion of debt and capital lease obligations (note 6)	20.5	20.6
Current portion of fair value of derivative instruments (note 6)	1.2	2.3
Unearned service revenue	52.2	50.4

Total current liabilities	222.6	262.8
Long-term debt and capital lease obligations—less current portion (note 6)	2,858.8	2,861.6
Deferred income taxes	290.4	291.3
Unearned service revenue	11.9	10.8
Other noncurrent liabilities	1.1	1.0

Total liabilities	3,384.8	3,427.5

Commitments and contingencies (note 9)
Members' deficit	(161.0)	(184.7)
Accumulated deficit	(663.5)	(668.3)

Total members' deficit	(824.5)	(853.0)

Total liabilities and members' deficit	$2,560.3	$2,574.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2016	2015
	(in millions)
Revenue	$302.3	$312.3
Costs and expenses:
Operating (excluding depreciation and amortization)	164.5	178.3
Selling, general and administrative	26.0	27.8
Depreciation and amortization	52.5	54.8
Management fee to related party	0.4	0.4

	243.4	261.3

Income from operations	58.9	51.0
Other income (expense):
Interest expense	(54.2)	(58.9)
Realized and unrealized gain on derivative instruments	1.1	2.0
Other income, net	—	0.2

Income (loss) before provision for income taxes	5.8	(5.7)
Income tax expense	(1.0)	(0.9)

Net income (loss)	$4.8	$(6.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

	Member Common Units
			Members' Deficit	Accumulated Deficit	Total Members' Deficit
	Class A	Class B
Balances at January 1, 2016	2,901,152	162,759	$(184.7)	$(668.3)	$(853.0)
Management Unit grants, net	—	—	—	—	—
Contribution from parent	95,747	—	25.0	—	25.0
Distribution to parent	—	—	(1.3)	—	(1.3)
Net income	—	—	—	4.8	4.8

Balances at March 31, 2016	2,996,899	162,759	$(161.0)	$(663.5)	$(824.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income (loss)	$4.8	$(6.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52.5	54.8
Realized and unrealized gain on derivative instruments	(1.1)	(2.0)
Provision for doubtful accounts	4.6	6.3
Deferred income taxes	0.5	0.9
Amortization of debt issuance costs	2.4	4.0
Other non-cash items	—	(0.3)
Changes in operating assets and liabilities:
Receivables and other operating assets	(1.4)	(2.9)
Payables and accruals	(36.1)	(30.6)

Net cash flows provided by operating activities	26.2	23.6

Cash flows from investing activities:
Capital expenditures	(63.6)	(55.6)
Other investing activities	0.1	—

Net cash flows used in investing activities	(63.5)	(55.6)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(5.4)	(5.7)
Contribution from Parent	25.0	—
Distribution to Parent	—	(3.2)

Net cash flows provided by (used in) financing activities	19.6	(8.9)

Decrease in cash and cash equivalents	(17.7)	(40.9)
Cash and cash equivalents, beginning of period	66.6	263.9

Cash and cash equivalents, end of period	$48.9	$223.0

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$83.3	$86.0

Cash paid during the periods for income taxes	$—	$4.0

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(3.0)	$(5.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Note 1. General Information

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc., a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries. See further discussion in note 11-Subsequent Events, regarding the Company's ownership structure.

        The Company is a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The financial statements presented herein include the consolidated accounts of WideOpenWest Finance, LLC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one operating segment.

        Pursuant to the operating agreement of Parent, as amended (the "Operating Agreement"), the Parent has issued various classes of common units. Because the Parent's primary assets are its investment in the Company, the Parent's ownership structure has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's.

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. The year-end condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2015 consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-K filed with the SEC on March 17, 2016.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

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

Recently Issued Accounting Standards

        In March 2016, the the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public Companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its condensed financial position, results of operations and cash flows.

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

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. On August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. The Company has not yet decided which implementation method it will adopt. The Company is in the process of assessing the impact of adopting the new standard.

Recently Adopted Accounting Pronouncements

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this pronouncement has been reflected in the condensed consolidated balance sheets. The Company has adjusted the December 31, 2015 condensed consolidated balance sheet by decreasing long term debt by $35.4 million. See further disclosure in note 6-Long-Term Debt and Capital Leases.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard during the first quarter 2016 and has applied prospective treatment. The adoption of this standard did not have a material effect on the Company's results of operation, financial condition or cash flows. Prior periods have not been retrospectively adjusted.

Note 3. Crestview Transaction

        On December 18, 2015, funds managed by Crestview Advisors, L.L.C. ("Crestview"), a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. Crestview has extensive experience in the telecommunications industry and the Company believes that this investment will help it capitalize on future growth opportunities. As of March 31, 2016, $25.0 million of proceeds from this transaction have been contributed down to the Company while the remaining $84.3 million, net of accrued and paid transaction expenses, have been recorded to the Company's Parent's balance

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 3. Crestview Transaction (Continued)

sheet and have not been pushed down and reflected in the Company's condensed consolidated financial statements. See further discussion in note 11-Subsequent Events, regarding an additional investment in Parent made by Avista and Crestview.

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Distribution facilities	$1,147.8	$1,121.4
Customer premise equipment	369.6	368.6
Head-end equipment	284.1	271.2
Telephony infrastructure	117.4	115.5
Computer equipment and software	82.9	81.8
Buildings and leasehold improvements	44.3	44.3
Vehicles	30.6	29.6
Office and technical equipment	34.5	34.2
Land	6.7	6.7
Construction in progress (including material inventory and other)	101.0	93.6

Total plant, property and equipment	2,218.9	2,166.9
Less accumulated depreciation	(1,339.7)	(1,301.6)

	$879.2	$865.3

        Depreciation expense for the three months ended March 31, 2016 and 2015 was $46.7 million and $47.5 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling $0.2 million and $nil million for the three months ended March 31, 2016 and 2015, respectively.

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Programming costs	$40.0	$38.8
Franchise, copyright and regulatory fees	11.4	13.1
Payroll and employee benefits	16.3	19.6
Property, income, sales and use taxes	8.9	9.6
Utility pole rentals	4.4	4.5
Legal and professional fees	0.9	0.7
Other accrued liabilities	13.0	20.2

	$94.9	$106.5

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	March 31, 2016			December 31, 2015
	Available borrowing capacity	Weighted average interest rate(4)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans(1)(7)	$—	4.56%	$1,397.3	$1,400.8
Term B-1 Loans(2)(7)	—	3.80%	382.5	383.4
Revolving Credit Facility(3)	192.3	3.70%	—	—
Senior Notes, net of premium(5)	—	10.25%	832.8	833.5
Senior Subordinated Notes, net of discount(6)	—	13.38%	292.7	292.5

Total long-term debt	$192.3	6.98%	2,905.3	2,910.2

Capital lease obligations			6.5	7.4

Total long-term debt and capital lease obligations			2,911.8	2,917.6
Less net debt issuance costs			(32.5)	(35.4)
Less current portion			(20.5)	(20.6)

Long-term portion			$2,858.8	$2,861.6

(1)
At March 31, 2016, includes $13.8 million of net debt issuance costs.

(2)
At March 31, 2016, includes $2.8 million of net debt issuance costs.

(3)
Available borrowing capacity at March 31, 2016 represents $200.0 million of total availability less outstanding letters of credit of $7.7 million. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2016. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company. As of March 31, 2016, the revolving credit facility includes $2.5 million of net debt issuance costs.

(4)
Represents the weighted average effective interest rate in effect at March 31, 2016 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(5)
At March 31, 2016, includes $9.6 million of net debt issuance costs and $7.8 million of net premium.

(6)
At March 31, 2016, includes $3.8 million of net debt issuance costs and $2.3 million of net discounts.

(7)
See further discussion in note 11-Subsequent Events, regarding the refinancing of the Company's Term B-1 loans.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

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

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bear interest, at the Company's option, at LIBOR plus

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

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

Note 8. Fair Value Measurements

        The fair values of cash and cash equivalents, receivables, trade payable, short-term borrowings and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, the Company determines fair value

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 8. Fair Value Measurements (Continued)

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

        A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

	Fair Value at March 31, 2016 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)	$1.2	$—	$1.2	$—

	$1.2	$—	$1.2	$—

	Fair Value at December 31, 2015 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$2.3	$—	$2.3	$—

	$2.3	$—	$2.3	$—

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

MARCH 31, 2016

(unaudited)

Note 8. Fair Value Measurements (Continued)

(2)
The fair value of the interest rate caps were calculated using a cash flow valuation model. The main inputs were obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes were then input into the valuation and discounted to reflect the time value of cash.

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2016.

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of March 31, 2016, WOW has an interest rate swap covering $190.0 million of notional debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notional amount of the floating rate debt at 2.62%. The interest rate swap expires in July 2016.

        The estimated fair value of the Company's long-term debt, which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,863.8 million, not including debt issuance costs, discount and premium, compared to carrying value of $2,899.8 million, not including debt issuance costs, discount and premium, as of March 31, 2016 and, therefore is categorized as a Level 1 within the fair value hierarchy.

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

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 10. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista and Crestview. Such management fee is $0.4 million per quarter. The management fee paid by the Company for the three months ended March 31, 2016 and 2015 amounted to $0.4 million and $0.4 million, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and Members. The Company made distributions to its Parent and its members for 2016 estimated federal taxes and 2015 and 2014 federal income taxes in the amount of $nil and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the receivable from the Parent and Members amounted to $0.3 million.

Note 11. Subsequent Events

Ownership Restructuring

        On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. Previously, the Company was wholly owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC ,(the "Parent"). As a result of the restructuring, the Company became a single member LLC for federal income tax purposes. Under ASC 740, the restructuring is treated as a change in tax status due to a single member LLC being required to record current and deferred income taxes reflecting the results of its operations. The change in tax status will result in a significant deferred tax expense being recorded during the quarter ending June 30, 2016. The Company does not anticipate that the restructuring will have any significant impact on future operating cash flows as the Company's Parent has net operating loss carryforwards that would significantly reduce any required prospective tax payments but will impact the recording of current and deferred income taxes on a prospective basis.

Additional Investment in Parent

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in the Company's Parent. The proceeds from this transaction have been recorded to the Company's Parent's balance sheet and has not been pushed down and reflected in the Company's condensed consolidated financial statements.

Refinancing of Term B-1 Loans

        On May 11, 2016, the Company entered into a fifth amendment (the "Fifth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013, May 21, 2015 and July 1, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        The Fifth Amendment, among other provisions, provides for the addition of an incremental $432.5 million in new Term B Loans, having a maturity in April 2019 and which bear interest, at the

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(unaudited)

Note 11. Subsequent Events (Continued)

Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company's Term B-1 Loans which had a maturity of July 2017 and which bore interest, at the Company's option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The incremental $50.0 million in new Term B loans will be utilized by the Company for general corporate purposes.

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

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in the section entitled "Risk Factors" on our Form 10-K filed with the SEC on March 17, 2016 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

        We are a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in nineteen Midwestern and Southeastern markets in the United States. We manage and operate our Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At March 31, 2016, our networks passed 3,011 thousand homes and served 785 thousand total customers, reflecting a total customer penetration rate of approximately 26%.

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

        We believe that a decline in the U.S. economy, including a downturn in the housing market or increase in unemployment rates, may adversely affect consumer demand for our services. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market could severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

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

Crestview Partners

        On December 18, 2015, funds managed by Crestview, a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. As of March 31, 2016, $25.0 million of proceeds from this transaction have been contributed down to us, while the remaining $84.3 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down and reflected in our condensed consolidated financial statements. Crestview has extensive experience in the telecommunications industry, and we believe this investment will help us capitalize on future growth opportunities.

Additional Investment in Parent

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent. The proceeds from this transaction have been recorded to our Parent's balance sheet and has not been pushed down and reflected in our condensed consolidated financial statements.

Refinancing of Term B-1 Loans

        On May 11, 2016, the Company entered into a fifth amendment (the "Fifth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013, May 21, 2015 and July 1, 2015 (the "Original Credit Agreement") among us and the other parties thereto.

        The Fifth Amendment, among other provisions, provides for the addition of an incremental $432.5 million in new Term B Loans, having a maturity in April 2019 and which bear interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under our Term B-1 Loans which had a maturity of July 2017 and which bore interest, at our option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The incremental $50.0 million in new Term B Loans will be utilized by us for general corporate purposes.

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

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at our option, at LIBOR plus 3.50% or Adjusted Base Rate ("ABR") plus 2.50%. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at our option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under the current Term B Loans. In connection with the Third Amendment in May 2015, we made a prepayment totaling $150.0 million, applied ratably, to the outstanding Term B Loans and outstanding Term B-1 Loans. In addition, the Third Amendment provides for the ability to refinance our Senior Subordinated Notes with proceeds from the issuance of Senior Notes. We recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B Loans.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 94% and 93% of our total assets at March 31, 2016 and December 31, 2015, respectively.

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

Fair Value Measurements

        GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty's risk profile.

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

        On April 1, 2016, we consummated a restructuring where we became wholly owned by WideOpenWest Kite, Inc. Previously, we were wholly owned by WideOpenWest Illinois, Inc.,

WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). As a result of the restructuring, we became a single member LLC for federal income tax purposes. Under ASC 740, the restructuring is treated as a change in tax status due to a single member LLC being required to record current and deferred income taxes reflecting the results of its operations. The change in tax status will result in a significant deferred tax expense being recorded during the quarter ended June 30, 2016. We do not anticipate that the restructuring will have any significant impact on future operating cash flows as our Parent has net operating loss carryforwards that would significantly reduce any required prospective tax payments but will impact the recording of current and deferred income taxes on a prospective basis.

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

	June 30 2014	Sep. 30, 2014(2)	Dec. 31, 2014(2)	Mar. 31 2015(2)	June 30 2015(2)	Sep. 30 2015(2)	Dec. 31 2015(2)	Mar.31 2016(2)
Homes passed	3,114	2,978	2,985	2,989	2,993	2,997	3,003	3,011
Total customers(1)	868	816	809	799	787	782	778	785
HSD RGU's	770	730	728	722	713	712	712	722
Video RGU's	699	654	635	606	583	565	547	537
Telephony RGU's	416	374	359	340	325	311	297	287

Total RGU's	1,885	1,758	1,722	1,668	1,621	1,588	1,556	1,546

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Due to the sale of our South Dakota Systems on September 30, 2014, the South Dakota Systems homes passed and subscribers are not included in the above table for the quarters ended September 30, 2014 through March 31, 2016.

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

  •
  Other revenue consists primarily of franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenue and installation services.

        Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 88% and 89% for the three months ended March 31, 2016 and 2015, respectively. The remaining approximately 10% of non-subscription revenue is derived primarily from franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenues and installation services.

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

  Results of operations

        The following table summarizes our results of operation for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,		Change
	2016	2015	$	%
Revenue	$302.3	$312.3	$(10.0)	(3)%
Costs and expenses:
Operating (excluding depreciation and amortization)	164.5	178.3	(13.8)	(8)%
Selling, general and administrative	26.0	27.8	(1.8)	(6)%
Depreciation and amortization	52.5	54.8	(2.3)	(4)%
Management fee to related party	0.4	0.4	—	*

	243.4	261.3	(17.9)	(7)%

Income from operations	58.9	51.0	7.9	15%
Other income (expense):
Interest expense	(54.2)	(58.9)	4.7	8%
Realized and unrealized gain on derivative instruments, net	1.1	2.0	(0.9)	(45)%
Other income, net	—	0.2	(0.2)	(100)%

Income (loss) before provision of income taxes	5.8	(5.7)	11.5	202%
Income tax expense	(1.0)	(0.9)	(0.1)	(11)%

Net income (loss)	$4.8	$(6.6)	11.4	173%

*—Not meaningful

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

  Revenue

        Revenue for the three months ended March 31, 2016 decreased $10.0 million, or 3%, as compared to revenue for the three months ended March 31, 2015 as follows:

	Three months ended March 31,		Change
	2016	2015	$	%
		(in millions)
Residential subscription	$240.5	$254.8	$(14.3)	(6)%
Commercial subscription	25.8	24.1	1.7	7%

Total subscription	266.3	278.9	(12.6)	(5)%
Other commercial services	8.2	6.8	1.4	21%
Other	27.8	26.6	1.2	5%

	$302.3	$312.3	$(10.0)	(3)%

        Of the $12.6 million, or 5%, decrease in total Subscription Revenue, approximately $28.5 million is attributable to a decrease in revenue generating units ("RGU") as compared to the three months ended March 31, 2015. Partially offsetting this decrease was a $15.9 million increase in average revenue per unit ("ARPU) of our customer base which is calculated as subscription revenue for each of the

HSD, video and telephone services divided by the average total average RGUs for each service category for the respective period.

        The increase in Other revenue of $1.2 million, or 5%, is primarily due to increases in advertising revenue.

        The following table details Subscription Revenue by service offering for the three months ended March 31, 2016 and the three months ended March 31, 2015:

	Three months ended March 31,		Change
	2016	2015	$	%
		(in millions)
HSD subscription	$90.8	$86.7	$4.1	5%
Video subscription	134.8	142.3	(7.5)	(5)%
Phone subscription	40.7	49.9	(9.2)	(18)%

	$266.3	$278.9	$(12.6)	(5)%

        HSD subscription revenue increased $4.1 million, or 5%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in HSD subscription revenue is primarily attributable to a $5.1 million year over year increase in HSD ARPU. Partially offsetting this was a decrease of $1.0 million related to a year over year decrease in average HSD RGU's.

        Video subscription revenue decreased $7.5 million, or 5%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease is primarily attributable to a year over year decrease of $19.4 million in average video RGU's. Partially offsetting this decrease was an $11.9 million increase in average year over year video ARPU.

        Phone subscription revenue decreased $9.2 million, or 18%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease is attributable to an $8.1 million decrease in year over year average phone RGU's and a decrease of $1.1 million in average year over year phone ARPU.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) decreased $13.8 million, or 8%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decreases are primarily due to decreased video programing costs and direct phone costs that correlate to the decreases in video and phone RGU's. In addition, decreased customer bad debt contributed to the decrease. Partially offsetting the decreases were increases in employee compensation costs and building expense at our operating facilities. We continue to see increases in video programming costs due to higher fees charged by content providers.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $1.8 million, or 6%, in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decreases for the three months ended March 31, 2016, were primarily due to decreases in professional fees.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $2.3 million, or 4%, in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease is related to an increase in retirements of fully depreciated assets in the first quarter 2016.

  Management fee to related party expenses

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista and Crestview.

  Interest expense

        Interest expense decreased $4.7 million or 8% in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease resulted from lower outstanding debt and lower interest rates in connection with the refinancing of our term B loans and principal payment of $150.0 million made in May 2015.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $1.1 million and $2.0 million, for the three months ended March 31, 2016 and March 31 2015, respectively. We do not use hedge accounting for financial reporting purpose so the adjustments to fair value of our interest rate swaps and caps are recorded to earnings.

Liquidity and Capital Resources

        At March 31, 2016, we had $145.8 million in current assets, including $48.9 million in cash and cash equivalents, and $222.6 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,879.3 million, of which $20.5 million is classified as current in our condensed consolidated balance sheet.

        On December 18, 2015, Crestview, a leading private equity firm based in New York, and our Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement, Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. As of March 31, 2016, $25.0 million of the funds have been contributed to us while $84.3 million of the proceeds from this transaction, net of accrued and paid transaction expenses, have been recorded to Parent's balance sheet and have not been pushed down and reflected in the accompanying condensed consolidated financial statements.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent. The proceeds from this transaction has been recorded to our Parent's balance sheet and has not been pushed down and reflected in our condensed consolidated financial statements.

        As of March 31, 2016, we had borrowing capacity of $192.3 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $2.6 million from $23.6 million for the three months ended March 31, 2015 to $26.2 million for the three months ended March 31, 2016. The increase is due to an increase in net income, adjusted for non-cash items and offset partially by a decrease in working capital.

Investing Activities

        Net cash used in investing activities increased $7.9 million from $55.6 million cash used for the three months ended March 31, 2015 to $63.5 million cash used for the three months ended March 31, 2016. Capital expenditures were $63.6 million and $55.6 million for the three months ended March 31, 2016 and 2015, respectively.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Financing Activities

        Net cash (used) in and provided by financing activities increased $28.5 million from $8.9 million cash used in for the three months ended March 31, 2015 to $19.6 million cash provided by for the three months ended March 31, 2016. The change is primarily due to cash proceeds contributed from our parent in 2016 in the amount of $25.0 million related to the Crestview investment. In addition, we made a cash distribution to our Parent in the amount of $3.2 million for the payment of 2014 Federal Income Taxes during the three months ended March 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2016, borrowings under our Term B Loans and Term B-1 Loans (together, the "Term Facilities") and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans and minimum rate of 0.75% for the Term B-1 loans) or an ABR (which is subject to a minimum rate of 2.00% for Term Facilities). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.50% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.50% up to a maximum of 3.00% for ABR loans. The applicable margins for the Term B-1 Loans are 3.00% for adjusted LIBOR loans or 2.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of March 31, 2016, after considering our interest rate swaps and caps, approximately 89% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2016) would result in an annual interest expense change of up to approximately $15.9 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on March 17, 2016.

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

WIDEOPENWEST FINANCE, LLC
May 11, 2016	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer