Form 10-Q
period 2016-06-30
WideOpenWest Finance, LLC
filed 2016-08-15
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

        This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," "our", or "the Company" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$131.1	$66.6
Accounts receivable—trade, net of allowance for doubtful accounts of $6.5 and $6.6, respectively	79.4	82.6
Accounts receivable—other	1.6	2.0
Prepaid expenses and other	13.6	15.7

Total current assets	225.7	166.9
Plant, property and equipment, net (note 4)	903.6	865.3
Franchise operating rights	1,048.5	1,048.5
Goodwill	454.1	454.1
Intangible assets subject to amortization, net	6.6	18.1
Investments	16.6	16.6
Other noncurrent assets	4.3	5.0

Total assets	$2,659.4	$2,574.5

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$17.9	$17.7
Accrued interest	65.6	65.3
Accrued liabilities and other (note 5)	104.7	106.5
Current portion of debt and capital lease obligations (note 6)	20.9	20.6
Current portion of fair value of derivative instruments (note 6)	—	2.3
Unearned service revenue	47.7	50.4

Total current liabilities	256.8	262.8
Long-term debt and capital lease obligations—less current portion (note 6)	2,903.4	2,861.6
Deferred income taxes	406.1	291.3
Unearned service revenue	11.7	10.8
Other noncurrent liabilities	26.3	1.0

Total liabilities	3,604.3	3,427.5

Commitments and contingencies (note 11)
Members' deficit	(136.4)	(184.7)
Accumulated deficit	(808.5)	(668.3)

Total members' deficit	(944.9)	(853.0)

Total liabilities and members' deficit	$2,659.4	$2,574.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenue	$307.5	$305.8	$609.8	$618.1

Costs and expenses:
Operating (excluding depreciation and amortization)	167.5	170.3	332.0	348.6
Selling, general and administrative	27.6	27.0	53.6	54.8
Depreciation & amortization	52.9	55.5	105.4	110.3
Management fee to related party	0.5	0.6	0.9	1.0

	248.5	253.4	491.9	514.7

Income from operations	59.0	52.4	117.9	103.4
Other income (expense):
Interest expense	(55.2)	(57.1)	(109.4)	(116.0)
Loss on extinguishment of debt	(2.5)	(22.9)	(2.5)	(22.9)
Realized and unrealized gain on derivative instruments, net	1.2	1.1	2.3	3.1
Other income, net	0.1	—	0.1	0.2

Income (loss) before provision for income taxes	2.6	(26.5)	8.4	(32.2)
Income tax expense	(147.6)	(1.0)	(148.6)	(1.9)

Net loss	$(145.0)	$(27.5)	$(140.2)	$(34.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

	Member Common Units
			Members' Deficit	Accumulated Deficit	Total Members' Deficit
	Class A	Class B
Balances at January 1, 2016	2,901,152	162,759	$(184.7)	$(668.3)	$(853.0)
Contribution from parent	191,494	—	50.0	—	50.0
Distribution to parent	—	—	(1.7)	—	(1.7)
Net loss	—	—	—	(140.2)	(140.2)

Balances at June 30, 2016	3,092,646	162,759	$(136.4)	$(808.5)	$(944.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net loss	$(140.2)	$(34.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105.4	110.3
Loss on extinguishment of debt	2.5	22.9
Realized and unrealized gain on derivative instruments	(2.3)	(3.1)
Provision for doubtful accounts	8.7	12.1
Deferred income taxes	116.5	1.9
Amortization of debt issuance costs	4.6	6.8
Other non-cash items	—	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(4.1)	(14.9)
Payables and accruals	25.0	0.9

Net cash flows provided by operating activities	116.1	102.6

Cash flows from investing activities:
Capital expenditures	(134.9)	(110.3)

Net cash flows used in investing activities	(134.9)	(110.3)

Cash flows from financing activities:
Proceeds from issuance of debt	429.3	1,411.4
Payments on debt and capital lease obligations	(393.0)	(1,572.3)
Payment of debt issuance costs	(1.3)	(0.4)
Purchase of management units, net	—	(0.4)
Contribution from Parent	50.0	—
Distribution to Parent	(1.7)	(3.9)

Net cash flows provided by (used) in financing activities	83.3	(165.6)

Increase (decrease) in cash and cash equivalents	64.5	(173.3)
Cash and cash equivalents, beginning of period	66.6	263.9

Cash and cash equivalents, end of period	$131.1	$90.6

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$104.9	$109.6

Cash paid during the periods for income taxes	$—	$3.9

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(2.6)	$(2.4)

Assets acquired under capital lease obligations	$—	$0.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Note 1. General Information

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Kite, Inc., a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries. See further discussion in Note 9-Income Taxes, regarding the Company's ownership structure. On April 1, 2016, the Company became a single member LLC for federal income tax purposes.

        The Company is a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. The Company serves markets in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

JUNE 30, 2016

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

Recently Issued Accounting Standards

        In March 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public Companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial position, results of operations and cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its condensed consolidated financial position, results of operations and cash flows.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. On August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. The Company has not yet decided which implementation method it will adopt. The Company is in the process of assessing the impact of adopting the new standard.

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

JUNE 30, 2016

(unaudited)

Note 3. Crestview Transaction (Continued)

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in the Company's Parent.

        As of June 30, 2016, $50.0 million of proceeds from these transactions have been contributed down to the Company while the remaining $93.1 million, net of accrued and paid transaction expenses, have been recorded to the Company's Parent's balance sheet and have not been pushed down and reflected in the Company's condensed consolidated financial statements.

Note 4. Plant, Property and Equipment

        Plant, property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Distribution facilities	$1,187.2	$1,121.4
Customer premise equipment	373.4	368.6
Head-end equipment	290.2	271.2
Telephony infrastructure	119.2	115.5
Construction in progress (including material inventory and other)	112.0	93.6
Computer equipment and software	86.6	81.8
Buildings and leasehold improvements	44.4	44.3
Office and technical equipment	35.0	34.2
Vehicles	31.0	29.6
Land	6.7	6.7

Total plant, property and equipment	2,285.7	2,166.9
Less accumulated depreciation	(1,382.1)	(1,301.6)

	$903.6	$865.3

        Depreciation expense for the three months ended June 30, 2016 and 2015 was $47.1 million and $49.3 million, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $93.8 million and $96.8 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively; and $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Programming costs	$40.9	$38.8
Franchise, copyrights and regulatory fees	11.9	13.1
Payroll and employee benefits	14.2	19.6
Property, income, sales and use taxes	14.8	9.6
Utility pole rentals	4.2	4.5
Legal and professional fees	1.1	0.7
Other accrued liabilities	17.6	20.2

	$104.7	$106.5

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	June 30, 2016			December 31, 2015
	Available borrowing capacity	Weighted average interest rate(3)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans(1)	$—	4.56%	$1,823.1	$1,400.8
Term B-1 Loans	—	—	—	383.4
Revolving Credit Facility(2)	192.3	3.98%	—	—
Senior Notes, net of premium(4)	—	10.25%	832.2	833.5
Senior Subordinated Notes, net of discount(5)(6)	—	13.38%	292.8	292.5

Total long-term debt	$192.3	6.93%	2,948.1	2,910.2

Capital lease obligations			5.9	7.4

Total long-term debt and capital lease obligations			2,954.0	2,917.6
Net debt issuance costs(7)			(29.7)	(35.4)

Sub-total			2,924.3	2,882.2

Less current portion			(20.9)	(20.6)

Long-term portion			$2,903.4	$2,861.6

(1)
At June 30, 2016 includes $2.1 million of net discounts.

(2)
Available borrowing capacity at June 30, 2016 represents $200.0 million of total availability less outstanding letters of credit of $7.7 million. There were no borrowings outstanding under the

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

  Revolving Credit Facility as of June 30, 2016. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company. As of June 30, 2016, the revolving credit facility includes $2.3 million of net debt issuance costs.

(3)
Represents the weighted average effective interest rate in effect at June 30, 2016 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of interest rate swaps or caps.

(4)
At June 30, 2016 includes $7.2 million of net premium.

(5)
At June 30, 2016 includes $2.2 million of net discounts.

(6)
See Note 13-Subsequent Events for further discussion of payment towards the outstanding balance.

(7)
At June 30, 2016 debt issuance costs include $15.0 million related to Term B Loans, $8.9 million related to Senior Notes and $3.5 million related to Senior Subordinated Notes.

Refinancing of Term B-1 Loans

        On May 11, 2016, the Company entered into a fifth amendment (the "Fifth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013, May 21, 2015 and July 1, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        The Fifth Amendment, among other provisions, provides for the addition of an incremental $432.5 million in new Term B Loans, having a maturity date in April 2019 and which bear interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company's Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at the Company's option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The Company recorded a loss on extinguishment of debt of $2.5 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B-1 Loans.

Revolver Extension

        On July 1, 2015, the Company entered into a fourth amendment (the "Fourth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013 and May 21, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        Under the Original Credit Agreement, the Company had $200.0 million of borrowings available under its revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver is extended until July 1, 2020 provided that (i) the Company has no Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisions (i) and (ii) above

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

is not satisfied as of January 1, 2019, then the Revolver will mature on January 1, 2019. In addition, in the event the Company has outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, the Company would be required to pay down such borrowings to the extent of such excess.

Refinancing of Term B and B-1 Loans

        On May 21, 2015, the Company entered into a third amendment (the "Third Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as further amended on November 27, 2013 among the Company and the other parties thereto.

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1% LIBOR floor. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at the Company's option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under the Company's current Term B Loans. In connection with the Third Amendment, the Company made a prepayment totaling $150.0 million, applied ratably, to the Company's outstanding Term B Loans and outstanding Term B-1 Loans. Proceeds from the sale of the Company's South Dakota Systems were used in connection with the prepayment. In addition, the Third Amendment provides for the ability to refinance the Company's Senior Subordinated Notes with proceeds from the issuance of Senior Notes. The Company recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B Loans.

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at June 30, 2016.

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

JUNE 30, 2016

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

Fair Value at June 30, 2016 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)	$—	$—	$—	$—

	$—	$—	$—	$—

	Fair Value at December 31, 2015 (in millions)
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivatives instruments(1)(2)	$2.3	$—	$2.3	$—

	$2.3	$—	$2.3	$—

(1)
The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from,

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 8. Fair Value Measurements (Continued)

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the six months ended June 30, 2016.

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of June 30, 2016, the Company has an interest rate swap covering $190.0 million of notional debt with a pay fixed rate of 3.62% and a receive rate of the greater of the three month LIBOR or 1.00%. The interest rate swap effectively fixes the notional amount of the floating rate debt at 2.62%. The interest rate swap expired on July 1, 2016. The final interest payment for the interest rate swap is recorded in accrued interest on the Company's condensed consolidated balance sheet.

        The estimated fair value at June 30, 2016 of the Company's long-term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,948.2 million, compared to a gross carrying value of $2,945.2 million and, therefore, is categorized as a Level 1 within the fair value hierarchy.

Note 9. Income Taxes

        On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. Previously, the Company was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). As a result of the restructuring, the Company became a single member LLC for federal income tax purposes and its taxable income will be reported on WideOpenWest Kite, Inc.'s federal income tax return. Under ASC 740, the restructuring is treated as a change in tax status due to a single member LLC being required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. Previously, the Company has only been required to record current and deferred income taxes relating to its C corporation subsidiaries. The Company does not anticipate that the restructuring will have any

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 9. Income Taxes (Continued)

significant impact on future operating cash flows as the Company's Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments.

        The components of our deferred tax assets and deferred tax liabilities as of June 30, 2016 and December 31, 2015 are presented in the table below. Total current deferred income taxes are included in prepaid expense and other in the accompanying condensed consolidated balance sheets:

	June 30, 2016	December 31, 2015
	(in millions)
Current deferred income tax assets (liabilities):
Allowance for doubtful accounts	$—	$1.6
Other	—	1.0
Valuation allowance	—	(0.9)

Total current deferred income tax assets	$—	$1.7

Non-current deferred income tax assets (liabilities):
Net operating loss carryforwards	$85.8	$88.1
Allowance for doubtful accounts	8.8	—
Deferred revenue	3.5	(0.4)
Deferred financing costs	(1.5)	—
Depreciation and amortization	(169.7)	(69.9)
Franchise operating rights	(348.2)	(280.1)
State income taxes	9.9	—
Investment marked to market	3.8	3.2
Other	7.1	—
Valuation allowance	(5.6)	(32.2)

Total noncurrent deferred income tax liabilities	$(406.1)	$(291.3)
Total net deferred tax liabilities	$(406.1)	$(289.6)

        The Company recorded total income tax expense of $147.6 million and $148.6 million during the three and six months ended June 30, 2016, respectively. The change in tax status resulted in a deferred tax expense of $154.9 million for the three months ended June 30, 2016. Also, as a result of the Company's change in tax status, for the three months ended June 30, 2016 the Company recorded a deferred tax benefit due to a reversal of a portion of its existing valuation allowance in the amount of $27.6 million. In addition, the Company recorded income tax expense related to unrecognized tax benefit of $18.2 million and current and deferred tax expense from operations of $2.1 million. The Company does not anticipate that the tax expense will have any significant impact on future operating cash flows as the Company's Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments.

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 9. Income Taxes (Continued)

the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

        The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company's 2012 through 2015 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company's 2012 through 2015 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

        As of June 30, 2016, the Company recorded gross unrecognized tax benefits of $24.9 million, of which $24.9 million, if recognized, would affect the Company's effective tax rate. The Company has accrued gross interest and penalties of $3.2 million. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

        The Company is not currently under examination for U.S. federal income tax purposes, but does have various open tax controversy matters with various state taxing authorities. The unrecognized tax benefits relate to issues associated with the acquisition of Knology and various state income tax matters.

Note 10. Profit Interest Plan

        On February 3, 2016, the Parent adopted a new Profit Interest Plan (the "2016 Profit Interest Plan") pursuant to which the Board of Parent may grant 295,667 Management Incentive Units ("Incentive Units"), or approximately 8% of the total outstanding units of Parent excluding Incentive Units, to employees, managers, officers, directors, and consultants of the Company or any of its subsidiaries. In general, if incentive Units under the 2016 Profit Interest Plan for any reason are cancelled, forfeited, expired or terminated, such Incentive Units will be available for the further grant of awards under the 2016 Profit Interest Plan.

        Incentive Units granted under the 2016 Profit Interests Plan are intended to constitute a "profits interest" in the Parent for tax purposes. Generally, these Incentive Units are subject to a combination of time, performance, and market-based vesting conditions. Upon vesting, the award recipient receives a Class D unit in the Parent. Such Class D units represent a right to a fractional portion of the profits and distributions of Parent in excess of a "floor amount" determined in accordance with the Operating Agreement. The Class D units are in a secondary position to the other outstanding classes of units in the Parent, in that in any event in which the equity is valued and paid out, holders of the Class D units are only paid if an amount at least equal to the applicable floor amount is first allocated to all of the outstanding classes of units under the Operating Agreement.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 10. Profit Interest Plan (Continued)

2016 Executive Officer Grants

        On May 31, 2016, the Board granted 195,997 of Incentive Units to various executive officers and board of directors of the Parent and its subsidiaries.

        The 97,998 of Incentive Units granted (the "Time Vesting Units") vest ratably at 25% per year beginning on December 18, 2016 and assuming the award recipient continues to be employed by the Parent or its subsidiaries. Vesting of the Time Vesting Units shall be accelerated upon a Liquidity Event as defined in the respective grant agreements, subject to achieving certain performance targets. The aggregate grant date fair value of the Time Vesting Units was $6.3 million, which will be recognized over the requisite service period of approximately four years.

        The remaining 97,999 of the Incentive Units granted (the "Performance Vesting Units") vest upon the occurrence of a Liquidity Event as defined in the respective grant agreements, subject to achieving certain performance targets upon the Liquidity Event. The aggregate grant date fair value of the Performance Vesting Units granted was $4.3 million, which will be recognized upon the occurrence of said Liquidity Event.

Note 11. Commitments and Contingencies

        The Company is party to various legal proceedings (including individual, class and -punative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

        WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 12. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista Capital Partners (the majority unit holder of the Parent). Such management fee is $0.4 million per quarter.

        During the six months ended June 30, 2016 and 2015, the Company issued dividends to its Parent and its Members for payments of federal income taxes in the amount of $nil and $3.9 million, respectively. As of each of June 30, 2016 and December 31, 2015, the receivable from the Parent and its Members amounted to $0.3 million and $0.3 million.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(unaudited)

Note 13. Subsequent Events

        On July 15, 2016, the Company made a $69.7 million payment towards the Senior Subordinated Notes which bear interest at 13.38%. The Company utilized existing cash balances and working capital funds to redeem $46.9 million of the outstanding principal balance of the notes, incurred prepayment penalties of $3.1 million and paid accrued interest on the notes of $19.7 million.

        On August 2, 2016, the Company announced it has entered into a definitive agreement to acquire substantially all of the operating assets of HC Cable Opco, LLC, d/b/a NuLink, a privately-held company based in Newnan, Georgia. The purchase price of $53.0 million is subject to normal and customary purchase price adjustments and is to be paid in cash. The Company expects the transaction to close by the end of 2016.

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

  •
  conditions in the economy, including economic uncertainty or downturn, unemployment levels and the level of activity in the housing sector;

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

Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At June 30, 2016, our networks passed 3,023 thousand homes and served 786 thousand total customers, reflecting a total customer penetration rate of approximately 26%.

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

Crestview Partners

        On December 18, 2015, funds managed by Crestview Advisors, L.L.C., a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. Crestview has extensive experience in the telecommunications and we believe this investment will help us capitalize on future growth opportunities.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

        As of June 30, 2016, $50.0 million of proceeds from these transactions have been contributed down to us while the remaining $93.1 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down and reflected in our condensed consolidated financial statements.

Refinancing of Term B-1 Loans

        On May 11, 2016, we entered into a fifth amendment (the "Fifth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013, May 21, 2015 and July 1, 2015 (the "Original Credit Agreement") among us and the other parties thereto.

        The Fifth Amendment, among other provisions, provides for the addition of an incremental $432.5 million in new Term B Loans, having a maturity in April 2019 and which bear interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under our Term B-1 Loans which had a maturity of July 2017 and which bore interest, at our option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. We recorded a loss on extinguishment of debt of $2.5 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B-1 Loans.

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

        The Third Amendment, among other provisions, provides for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bear interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50%. The new Term B Loans replace the $1,560.4 million in outstanding Term B Loans which were previously priced, at our option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were used to pay outstanding principal under our current Term B Loans. In connection with the Third Amendment, we made a prepayment totaling $150.0 million, applied ratably, to our outstanding Term B Loans and outstanding Term B-1 Loans. Proceeds from the sale of our South Dakota Systems were used in connection with the prepayment. In addition, the Third Amendment provides for the ability to refinance our Senior Subordinated Notes with proceeds from the issuance of Senior Notes. We recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of debt issue costs related to the former Term B Loans.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 91% and 93% of our total assets at June 30, 2016 and December 31, 2015, respectively.

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

        On April 1, 2016, we consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. Previously, we were owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). As a result of the restructuring, we became a single member LLC for federal income tax purposes and our taxable income will be reported on WideOpenWest Kite, Inc.'s federal income tax return. Under ASC 740, the restructuring is treated as a change in tax status due to a single member LLC being required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. Previously, we have only been required to record current and deferred income taxes relating to our C corporation subsidiaries. We do not anticipate that the restructuring will have any significant impact on our future operating cash flows as our Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments.

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. We define Total RGU's (Revenue Generating Units) as the sum of HSD subscribers, video subscribers and telephony subscribers. The following table summarizes homes passed, total customers, subscribers and total RGU's for our services as of each respective date (in thousands):

	Sep. 30, 2014	Dec. 31, 2014	Mar. 31 2015	June 30 2015	Sep. 30 2015	Dec. 31 2015	Mar. 31 2016	June 30 2016
Homes passed	2,978	2,985	2,989	2,993	2,997	3,003	3,011	3,023
Total customers(1)	816	809	799	787	782	778	785	786
HSD RGU's	730	728	722	713	712	712	722	726
Video RGU's	654	635	606	583	565	547	537	524
Telephony RGU's	374	359	340	325	311	297	287	277

Total RGU's	1,758	1,722	1,668	1,621	1,588	1,556	1,546	1,527

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

        Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 86% and 90% for the six months ended June 30, 2016 and 2015, respectively. The remaining approximately 10% of non-subscription revenue is derived primarily from franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenues, and installation services.

Costs and Expenses

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

  Results of operations

        The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,		Change
	2016	2015	$	%
Revenue	$307.5	$305.8	$1.7	1%
Costs and expenses:
Operating (excluding depreciation and amortization)	167.5	170.3	(2.8)	(2)%
Selling, general and administrative	27.6	27.0	0.6	2%
Depreciation & amortization	52.9	55.5	(2.6)	(5)%
Management fee to related party	0.5	0.6	(0.1)	(17)%

	248.5	253.4	(4.9)	(2)%

Income from operations	59.0	52.4	6.6	13%
Other income (expense):
Interest expense	(55.2)	(57.1)	1.9	3%
Loss on extinguishment of debt	(2.5)	(22.9)	20.4	89%
Realized and unrealized gain on derivative instruments, net	1.2	1.1	0.1	9%
Other (expense) income, net	0.1	—	0.1	*

Loss before provision of income taxes	2.6	(26.5)	29.1	110%
Income tax(expense) benefit	(147.6)	(1.0)	(146.6)	*

Net income (loss)	$(145.0)	$(27.5)	$(117.5)	*

*
—Not meaningful

        The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in millions):

	Six months ended June 30,		Change
	2016	2015	$	%
Revenue	$609.8	$618.1	$(8.3)	(1)%
Costs and expenses:
Operating (excluding depreciation and amortization)	332.0	348.6	(16.6)	(5)%
Selling, general and administrative	53.6	54.8	(1.2)	(2)%
Depreciation & amortization	105.4	110.3	(4.9)	(4)%
Management fee to related party	0.9	1.0	(0.1)	(10)%

	491.9	514.7	(22.8)	(4)%

Income from operations	117.9	103.4	14.5	14%
Other income (expense):
Interest expense	(109.4)	(116.0)	6.6	6%
Loss on extinguishment of debt	(2.5)	(22.9)	20.4	89%
Realized and unrealized gain on derivative instruments, net	2.3	3.1	(0.8)	(26)%
Other (expense) income, net	0.1	0.2	(0.1)	(50)%

Loss before provision of income taxes	8.4	(32.2)	40.6	126%
Income tax (expense) benefit	(148.6)	(1.9)	(146.7)	*

Net income (loss)	$(140.2)	$(34.1)	$(106.1)	*

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

  Revenue

	Three months ended June 30,		Change
	2016	2015	$	%
		(in millions)
Residential subscription	$239.0	$249.2	$(10.2)	(4)%
Commercial subscription	26.9	24.7	2.2	9%

Total subscription	265.9	273.9	(8.0)	(3)%
Other commercial services	13.6	5.0	8.6	172%
Other	28.0	26.9	1.1	4%

	$307.5	$305.8	$1.7	1%

        Revenue for the three months ended June 30, 2016 increased $1.7 million or 1% as compared to revenue for the three months ended June 30, 2015 as follows:

        Of the $8.0 million, or 3%, decrease in total Subscription Revenue, approximately $22.3 million is attributable to a decrease in revenue generating units ("RGU") as compared to the three months ended June 30, 2015. Partially offsetting this decrease was a $14.3 million increase in average revenue per unit ("ARPU") of our customer base which is calculated as subscription revenue for each of the HSD, video and telephone services divided by the average total average RGUs for each service category for the respective period.

        The increase in Other Commercial revenue of $8.6 million or 172% is primarily due to revenue generated by our construction activities in our wholesale commercial business. Due to the nature of these contracts, we record this revenue as a pass-through with the corresponding offset in operating expenses. Additionally, we realized increases in our recurring revenue related to our fiber network.

        The increase in Other revenue of $1.1 million, or 4%, is primarily due to increases in advertising revenue.

        The following table details Subscription Revenue by service offering for the three months ended June 30, 2016 and the three months ended June 30, 2015:

	Three months ended June 30,		Change
	2016	2015	$	%
	(in millions)
HSD subscription	$92.4	$87.3	$5.1	6%
Video subscription	133.8	138.4	(4.6)	(3)%
Phone subscription	39.7	48.2	(8.5)	(18)%

	$265.9	$273.9	$(8.0)	(3)%

        HSD subscription revenue increased $5.1 million, or 6%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in HSD subscription revenue is primarily attributable to a $4.3 million year over year increase in HSD ARPU and an increase of $0.8 million related to a year over year increase in average HSD RGU's.

        Video subscription revenue decreased $4.6 million, or 3%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is primarily attributable to a year over year decrease of $16.1 million in average video RGU's. Partially offsetting this decrease was an $11.5 million increase in average year over year video ARPU.

        Phone subscription revenue decreased $8.5 million, or 18%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is attributable to a $7.0 million decrease in year over year average phone RGU's and a decrease of $1.5 million in average year over year phone ARPU.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) decreased $2.8 million, or 2%, in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decreases are primarily due to decreased video programing costs and direct phone costs that correlate to the decreases in video and phone RGU's. In addition, we experienced a decrease in our customer bad debt expense. Partially offsetting the decreases were increases related to our network construction activities. Due to the nature of these contracts we record this expense as a pass-through with the corresponding offset in other commercial revenue.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $0.6 million, or 2%, in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease for the three months ended June 30, 2016, was primarily due to decreases in professional fees. Partially offsetting this decrease were increases in our sales and marketing efforts.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $2.6 million, or 5%, in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease is related to an increase in retirements of fully depreciated assets in the first quarter 2016.

  Management fee to related party expense

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners (the majority voting unit holder of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense decreased $1.9 million or 3% in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease resulted from lower outstanding debt and lower interest rates in connection with the refinancing of our term B loans and principal payment of $150.0 million made in May 2015.

  Loss on extinguishment of debt

        In connection with our May 11, 2016, Fifth Amendment refinancing of our Term B-1 loans and our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $2.5 million and $22.9 million during the three months ended June 30, 2016 and 2015, respectively.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $1.2 million and $1.1 million, for the three months ended June 30, 2016 and June 30, 2015, respectively. We do not use hedge accounting for financial reporting purpose so the adjustments to fair value of our interest rate swaps and caps are recorded to earnings. Our interest rate swap expires on July 1, 2016.

  Income taxes expense

        As a result of our restructuring where we became wholly owned by WideOpenWest Kite, Inc., we recorded total income tax expense of $147.6 million during the three months ended June 30, 2016. We do not anticipate that the restructuring will have any significant impact on future operating cash flows as our Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

        Revenue for the six months ended June 30, 2016 decreased $8.3 million or 1% as compared to revenue for the six months ended June 30, 2015 as follows:

	Six months ended June 30,		Change
	2016	2015	$	%
	(in millions)
Residential subscription	$479.5	$504.0	$(24.5)	(5)%
Commercial subscription	52.7	48.8	3.9	8%

Total subscription	532.2	552.8	(20.6)	(4)%
Other commercial services	21.8	11.8	10.0	85%
Other	55.8	53.5	2.3	4%

	$609.8	$618.1	$(8.3)	(1)%

        Of the $20.6 million, or 4%, decrease in total Subscription Revenue, approximately $52.2 million is attributable to a decrease in revenue generating units as compared to the six months ended June 30, 2015. Partially offsetting this decrease was a $31.6 million increase in average revenue per unit of our customer base which is calculated as subscription revenue for each of the HSD, video and telephone services divided by the average total average RGUs for each service category for the respective period.

        The increase in Other Commercial revenue of $10.0 million, or 85%, is primarily due to revenue generated by our network construction activities. Due to the nature of these contracts, we record this revenue as a pass-through with the corresponding offset in operating expenses. Additionally, we realized increases in our recurring revenue related to our fiber network.

        The increase in Other revenue of $2.3 million, or 4%, is primarily due to increases in advertising revenue.

        The following table details Subscription Revenue by service offering for the six months ended June 30, 2016 and the three months ended June 30, 2015:

	Six months ended June 30,		Change
	2016	2015	$	%
	(in millions)
HSD subscription	$183.2	$174.0	$9.2	5%
Video subscription	268.6	280.7	(12.1)	(4)%
Phone subscription	80.4	98.1	(17.7)	(18)%

	$532.2	$552.8	$(20.6)	(4)%

        HSD subscription revenue increased $9.2 million, or 5%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in HSD subscription revenue is primarily attributable to a $9.5 million year over year increase in HSD ARPU. Partially offsetting this increase was a decrease of $0.3 million related to a year over year decrease in average HSD RGU's.

        Video subscription revenue decreased $12.1 million, or 4%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease is primarily attributable to a year over year decrease of $36.5 million in average video RGU's. Partially offsetting this decrease was a $24.4 million increase in average year over year video ARPU.

        Phone subscription revenue decreased $17.7 million, or 18%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease is attributable to an $15.4 million decrease in year over year average phone RGU's and a decrease of $2.3 million in average year over year phone ARPU.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) decreased $16.6 million, or 5%, in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decreases are primarily due to decreased video programing costs and direct phone costs that correlate to the decreases in video and phone RGU's. In addition, we experienced a decrease in our customer bad debt expense. Partially offsetting the decreases were increases related to our construction activities. Due to the nature of these contracts, we record this expense as a pass-through with the corresponding offset in other commercial revenue.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses decreased $1.2 million or 2% in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decreases for the six months ended June 30, 2016, were primarily due to decreases in professional fees. Partially offsetting these decreases were increases in our sales and marketing efforts.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $4.9 million, or 4%, in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease is related to an increase in retirements of fully depreciated assets during the six months ended June 30, 2016 when compared to the same period ended 2015.

  Management fee to related party expense

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners.

  Interest expense

        Interest expense decreased $6.6 million, or 6%, in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease resulted from lower outstanding debt and lower interest rates in connection with the refinancing of our Term B loans and a principal payment of $150.0 million made in May 2015.

  Loss on extinguishment of debt

        In connection with our May 11, 2016, Fifth Amendment refinancing of our Term B-1 loans and our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $2.5 million and $22.9 million during the three months ended June 30, 2016 and 2015, respectively.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $2.3 million and $3.1 million, for the six months ended June 30, 2016 and June 30, 2015, respectively. We do not use hedge accounting for financial reporting purpose so the adjustments to fair value of our interest rate swaps and caps are recorded to earnings.

  Income taxes expense

        As a result of our restructuring where we became wholly owned by WideOpenWest Kite, Inc., we recorded total income tax expense of $148.6 million during the six months ended June 30, 2016. We do not anticipate that the restructuring will have any significant impact on future operating cash flows as our Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments.

Liquidity and Capital Resources

        At June 30, 2016, we had $225.7 million in current assets, including $131.1 million in cash and cash equivalents, and $256.8 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,924.3 million, of which $20.9 million is classified as current in our condensed consolidated balance sheet.

        On December 18, 2015, funds managed by Crestview, a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unitholders, and made a $125 million primary investment in newly-issued units. Crestview has extensive experience in the telecommunications and we believe this investment will help us capitalize on future growth opportunities.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

        As of June 30, 2016, $50.0 million of proceeds from these transactions have been contributed down to us while the remaining $93.1 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down and reflected in our condensed consolidated financial statements.

        As of June 30, 2016, we had borrowing capacity of $192.3 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements for the foreseeable future.

        On July 15, 2016, the Company made a $69.7 million payment towards the Senior Subordinated Notes which bear interest at 13.38%. The Company utilized existing cash balances and working capital funds to redeem $46.9 million of the outstanding principal balance of the notes, incurred prepayment penalties of $3.1 million and paid accrued interest on the notes of $19.7 million.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $13.5 million from $102.6 million for the six months ended June 30, 2015 to $116.1 million for the six months ended June 30, 2016 primarily due to an increase in operating income.

Investing Activities

        Net cash used in investing activities increased $24.6 million from $110.3 million cash used for the six months ended June 30, 2015 to $134.9 million for the six months ended June 30, 2016. Capital expenditures were $134.9 million and $110.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in capital expenditures is primarily due to our build out of our fiber network in our Midwest region.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Financing Activities

        Net cash from financing activities increased $248.9 million from $165.6 million cash used for the six months ended June 30, 2015 to $83.3 million cash provided for the six months ended June 30, 2016. The increase for the six months ended June 30, 2016, is primarily due to a contribution from our Parent of $50.0 million and an additional $50.0 million related to our refinancing of our Term B loans. Adding to the change was a payment of $150.0 million on our Term B and Term B-1 loans associated with the refinancing of our Term B Loans for the six months ended June 30, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2016, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 2.00%). The applicable margins for the

Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.50% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.50% up to a maximum of 3.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of June 30, 2016, after considering our interest rate swaps and caps, approximately 1% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2016) would result in an annual interest expense change of up to approximately $16.4 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Proceeds and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Fifth Amendment to Credit Agreement, dated May 11, 2016, by and among the Company, Credit Suisse AG as the Administrative Agent, and Credit Suisse Securities (USA) LLC, as the Third Amendment Lead Arranger (incorporated by reference to Exhibit 10.0 to our Current Report on Form 8-K filed with the SEC on May 13, 2016)
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*
Filed herewith.

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
August 15, 2016	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
August 15, 2016	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer