Form 10-Q
period 2016-09-30
WideOpenWest Finance, LLC
filed 2016-11-14
CIK 1571833

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

        This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to "WOW," "we," "us," "our", or "the Company" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2016	December 31, 2015
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$36.1	$66.6
Accounts receivable—trade, net of allowance for doubtful accounts of $7.2 and $6.6, respectively	87.2	82.6
Accounts receivable—other	0.3	2.0
Prepaid expenses and other	14.0	15.7

Total current assets	137.6	166.9
Property and equipment, net (note 4)	959.6	865.3
Franchise operating rights	1,066.6	1,048.5
Goodwill	460.7	454.1
Intangible assets subject to amortization, net	7.9	18.1
Investments	0.9	16.6
Other noncurrent assets	4.4	5.0

Total assets	$2,637.7	$2,574.5

Liabilities and Members' Deficit
Current liabilities:
Accounts payable—trade	$20.1	$17.7
Accrued interest	28.3	65.3
Accrued liabilities and other (note 5)	105.5	106.5
Current portion of debt and capital lease obligations (note 6)	22.9	20.6
Current portion of fair value of derivative instruments (note 6)	—	2.3
Unearned service revenue	50.8	50.4

Total current liabilities	227.6	262.8
Long-term debt and capital lease obligations—less current portion (note 6)	2,930.2	2,861.6
Deferred income taxes	400.5	291.3
Unearned service revenue	12.8	10.8
Other noncurrent liabilities	27.0	1.0

Total liabilities	3,598.1	3,427.5

Commitments and contingencies (note 11)
Members' deficit	(139.5)	(184.7)
Accumulated deficit	(820.9)	(668.3)

Total members' deficit	(960.4)	(853.0)

Total liabilities and members' deficit	$2,637.7	$2,574.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenue	$311.2	$297.7	$921.0	$915.8

Costs and expenses:
Operating (excluding depreciation and amortization)	167.1	164.5	499.1	513.1
Selling, general and administrative	32.6	28.4	86.2	83.2
Depreciation and amortization	49.6	55.9	155.0	166.2
Management fee to related party	0.4	0.4	1.3	1.5

	249.7	249.2	741.6	764.0

Income from operations	61.5	48.5	179.4	151.8
Other income (expense):
Interest expense	(52.9)	(55.3)	(162.3)	(171.3)
Loss on extinguishment of debt	(28.1)	—	(30.6)	(22.9)
Realized and unrealized gain on derivative instruments, net	—	1.2	2.3	4.3
Other income, net	1.9	(0.7)	2.0	(0.4)

Loss before provision for income taxes	(17.6)	(6.3)	(9.2)	(38.5)
Income tax benefit (expense)	5.2	(0.8)	(143.4)	(2.7)

Net loss	$(12.4)	$(7.1)	$(152.6)	$(41.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

	Member Common Units
			Members' Deficit	Accumulated Deficit	Total Members' Deficit
	Class A	Class B
	(in millions, except Unit amounts)
Balances at January 1, 2016	2,901,152	162,759	$(184.7)	$(668.3)	$(853.0)
Contribution from parent	191,494	—	50.0	—	50.0
Distribution to parent	—	—	(4.8)	—	(4.8)
Net loss	—	—	—	(152.6)	(152.6)

Balances at September 30, 2016	3,092,646	162,759	$(139.5)	$(820.9)	$(960.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net loss	$(152.6)	$(41.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	155.0	166.2
Loss on extinguishment of debt	5.9	22.9
Realized and unrealized gain on derivative instruments	(2.3)	(4.3)
Provision for doubtful accounts	14.7	18.9
Deferred income taxes	110.9	2.7
Amortization of debt issuance costs	6.4	9.4
Other	—	(0.9)
Changes in operating assets and liabilities:
Receivables and other operating assets	(15.0)	(19.2)
Payables and accruals	(12.5)	(30.3)

Net cash flows provided by operating activities	110.5	124.2

Cash flows from investing activities:
Capital expenditures	(207.2)	(174.8)
Newnan acquisition	(54.3)	—
Sale of investment	15.7	—
Other	1.1	—

Net cash flows used in investing activities	(244.7)	(174.8)

Cash flows from financing activities:
Proceeds from issuance of debt, net debt discount	2,495.1	1,411.4
Payments on debt and capital lease obligations	(2,434.8)	(1,577.6)
Payment of debt issuance costs	(1.7)	(0.4)
Purchase of management units, net	—	(0.4)
Contribution from Parent	50.0	—
Distribution to Parent	(4.8)	(4.7)
Other	(0.1)	—

Net cash flows provided by (used) in financing activities	103.7	(171.7)

decrease in cash and cash equivalents	(30.5)	(222.3)
Cash and cash equivalents, beginning of period	66.6	263.9

Cash and cash equivalents, end of period	$36.1	$41.6

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$193.7	$193.3

Cash paid during the periods for income taxes	$6.5	$4.7

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$2.6	$(8.8)

Assets acquired under capital lease obligations	$—	$0.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Note 1. General Information

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Kite, Inc., a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries. See further discussion in Note 9—Income Taxes, regarding the Company's ownership structure.

        The Company is a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. The Company serves markets in twenty Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

SEPTEMBER 30, 2016

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

Recently Issued Accounting Standards

        In August 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-15 to topic 230, Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to our financial statements. The Company does not believe that the adoption of this prouncement will have a material impact on its condensed consolidated financial position, results of operations and cash flows.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not believe that the adoption of this prouncement will have a material impact on its condensed consolidated financial position, results of operations and cash flows.

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

SEPTEMBER 30, 2016

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

impact of ASU 2016-02 on its condensed consolidated financial position, results of operations and cash flows.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. On August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. On March 2016, early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. The Company has not yet decided which implementation method it will adopt. The Company is in the process of assessing the impact of adopting the new standard.

        In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08"), which amends the principal-versus-agent implementation guidance and illustrations in ASC 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to determining the appropriate unit of account under the revenue standard's principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard's control principle. ASU 2016-08 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-08 by using the same transition method used to adopt ASU 2014-09. The Company is in the process of assessing the impact of adopting the new standard.

        In May 2016, the FASB issued ASU 2016-12, Narrow-Scope improvements and Practical Expedients ("ASU 2016-12"), which amends certain aspects of ASU 2014-09. The amendments address certain implementation issues and clarify, rather than change, the standard's core revenue recognition principles which include clarity on collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition and transition technical corrections. ASU 2016-12 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-12 by using the same transition method used to adopt ASU 2014-09. The Company is in the process of assessing the impact of adopting the new standard.

Recently Adopted Accounting Pronouncements

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this pronouncement has been reflected in the condensed consolidated balance sheets. The Company has adjusted the accompanying December 31, 2015 condensed consolidated balance sheet by decreasing long term debt by $35.4 million. See further disclosure in Note 6—Long-Term Debt and Capital Leases.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard during the first quarter of 2016 and has applied prospective treatment. The adoption of this standard did not have a material effect on the Company's results of operation, financial condition or cash flows. Prior periods have not been retrospectively adjusted.

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

        As of September 30, 2016, $50.0 million of proceeds from these transactions have been contributed down to the Company while the remaining $93.2 million, net of accrued and paid transaction expenses, have been recorded to the Company's Parent's balance sheet and have not been pushed down and reflected in the Company's condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 4. Property and Equipment

        Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Distribution facilities	$1,307.4	$1,121.4
Customer premise equipment	376.2	368.6
Head-end equipment	296.5	271.2
Telephony infrastructure	122.8	115.5
Construction in progress (including material inventory and other)	67.4	93.6
Computer equipment and software	92.6	81.8
Buildings and leasehold improvements	44.7	44.3
Office and technical equipment	35.9	34.2
Vehicles	32.6	29.6
Land	6.7	6.7

Total property and equipment	2,382.8	2,166.9
Less accumulated depreciation	(1,423.2)	(1,301.6)

	$959.6	$865.3

        Depreciation expense for the three months ended September 30, 2016 and 2015 was $48.0 million and $50.0 million, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $141.8 million and $147.0 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling $0.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively; and $0.4 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Assets Held for Sale

        During the quarter ended September 30, 2016, the Company's Board of Directors approved a plan to actively market the sale of its Lawrence, Kansas Systems. As a result of this plan, the Company concluded that as of September 30, 2016, these assets and liabilities met the criteria to be classified as assets held for sale. See Note 13—Subsequent Events for further details on the signing of the Asset Purchase Agreement between Midco, Inc. and the Company. As of September 30, 2016, the Lawrence, Kansas Systems had $174.5 million in total assets and $45.0 million in total liabilities and were included in the Company's condensed consolidated balance sheets.

Newnan Acquisition

        On September 9, 2016, the Company consummated its Asset Purchase Agreement to acquire substantially all of the operating assets of HC Cable Opco, LLC, d/b/a NuLink, a privately-held company based in Newnan, Georgia. The purchase price of $54.3 million is subject to normal and customary purchase price adjustments and was paid in cash. The results of Nulink's results of

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 4. Property and Equipment (Continued)

operations for the 21 day period subsequent to the purchase date have been included in the Company's condensed consolidated statement of operations and as of September 30, 2016, the purchased assets and liabilities have been included in the Company's condensed consolidated balance sheets.

Note 5. Accrued Liabilities and Other

        Accrued liabilities and other consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Programming costs	$41.8	$38.8
Franchise, copyrights and regulatory fees	12.4	13.1
Payroll and employee benefits	12.6	19.6
Property, income, sales and use taxes	9.6	9.6
Utility pole rentals	3.8	4.5
Legal and professional fees	0.7	0.7
Other accrued liabilities	24.6	20.2

	$105.5	$106.5

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases

        The following table summarizes the Company's long-term debt and capital leases:

	September 30, 2016			December 31, 2015
	Available borrowing capacity	Weighted average interest rate(3)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans(1)	$—	4.56%	$2,053.1	$1,400.8
Term B-1 Loans	—	—	—	383.4
Revolving Credit Facility(2)	192.3	3.98%		—
Senior Notes, net of premium(4)	—	10.25%	831.5	833.5
Senior Subordinated Notes, net of discount(5)	—	13.38%	88.4	292.5

Total long-term debt	$192.3	6.45%	2,973.0	2,910.2

Capital lease obligations			5.4	7.4

Total long-term debt and capital lease obligations			2,978.4	2,917.6
Net debt issuance costs(6)			(25.3)	(35.4)

Sub-total			2,953.1	2,882.2

Less current portion			(22.9)	(20.6)

Long-term portion			$2,930.2	$2,861.6

(1)
At September 30, 2016, includes $11.9 million of net discounts.

(2)
Available borrowing capacity at September 30, 2016 represents $200.0 million of total availability less outstanding letters of credit of $7.7 million. There were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2016. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company. As of September 30, 2016, the revolving credit facility includes $2.1 million of net debt issuance costs.

(3)
Represents the weighted average effective interest rate in effect at September 30, 2016 for all borrowings outstanding pursuant to each debt instrument including the applicable margin.

(4)
At September 30, 2016, includes $6.5 million of net premium.

(5)
At September 30, 2016, includes $0.6 million of net discounts.

(6)
At September 30, 2016, debt issuance costs include $14.1 million related to Term B Loans, $8.1 million related to Senior Notes and $1.0 million related to Senior Subordinated Notes.

Term B Loans Refinancing

        On August 19, 2016, the Company entered into a sixth amendment ("Sixth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended ("Credit Agreement") among the Company

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

        The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances. The Term B Loan will mature on April 15, 2019 if (i) any of the Company's existing outstanding Senior Unsecured Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company's existing Senior Unsecured Notes. The Term B Loan will mature on July 15, 2019 if (i) any of the Company's existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company's existing Senior Subordinated Notes.

        Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. The Company used the remaining $240.0 million in proceeds to fund the Company's acquisition of NuLink and to redeem a portion of the Company's 13.38% Senior Subordinated Notes. The Company recorded a loss on extinguishment of debt of $10.5 million, primarily representing the expensing third party arranger fees and the unamortized debt issuance costs related to a portion of the former Term B Loans.

Senior Subordinated Notes pay down

        On July 15, 2016, the Company utilized existing cash balances and working capital funds to make a total $69.7 million payment towards the 13.38% Senior Subordinated Notes. Such payment included a partial redemption totaling $46.9 million of the outstanding principal balance of the notes, call premium of $3.1 million, the payment of accrued interest on the notes of $19.7 million and $0.9 million in expensing of unamortize debt issuance cost in connection with the redemption.

        On September 15, 2016, we redeemed an additional $159.1 million in principal amount outstanding of our 13.38% Senior Subordinated Notes. In addition to the principal redemption, we paid $10.7 million in call premium, $3.5 million in accrued interest and $2.9 million in expensing of unamortized debt issuance costs in connection with the redemption. Following the redemption, $89.0 million in principal amount remains outstanding under the Notes.

Refinancing of Term B Loans and payoff of Term B-1 Loans

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

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

        The Fifth Amendment, among other provisions, provided for the addition of an incremental $432.5 million in new Term B Loans, having a maturity date in April 2019 and which bear interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company's Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at the Company's option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The Company recorded a loss on extinguishment of debt of $2.5 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B-1 Loans.

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

SEPTEMBER 30, 2016

(unaudited)

Note 6. Long-Term Debt and Capital Leases (Continued)

of $22.9 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B Loans.

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at September 30, 2016.

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

  •
  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

  •
  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 8. Fair Value Measurements (Continued)

    based on the best information available. A summary of the Company's liabilities measured at fair values that are included in our condensed consolidated balance sheets are as follows (by respective level of fair value hierarchy):

Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
(in millions)
Liabilities:
Derivatives instruments	$—	$—	$—	$—

	$—	$—	$—	$—

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Derivatives instruments(1)(2)	$2.3	$—	$2.3	$—

	$2.3	$—	$2.3	$—

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fell under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the nine months ended September 30, 2016.

        The estimated fair value at September 30, 2016 of the Company's long-term debt (note 6), which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $3,015.7 million, compared to a gross carrying value of $2,979.0 million and, therefore, is categorized as a Level 1 within the fair value hierarchy.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

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

        The components of our deferred tax assets and deferred tax liabilities as of September 30, 2016 and December 31, 2015 are presented in the table below. Total current deferred income taxes are included in prepaid expense and other in the accompanying condensed consolidated balance sheets:

	September 30, 2016	December 31, 2015
	(in millions)
Current deferred income tax assets (liabilities):
Allowance for doubtful accounts	$—	$1.6
Other	—	1.0
Valuation allowance	—	(0.9)

Total current deferred income tax assets	—	$1.7

Non-current deferred income tax assets (liabilities):
Net operating loss carryforwards	$90.9	$88.1
Allowance for doubtful accounts	8.8	—
Deferred revenue	3.5	(0.4)
Deferred financing costs	(1.5)	—
Depreciation and amortization	(169.7)	(69.9)
Franchise operating rights	(348.2)	(280.1)
State income taxes	10.4	—
Investment marked to market	3.8	3.2
Other	7.1	—
Valuation allowance	(5.6)	(32.2)

Total noncurrent deferred income tax liabilities	$(400.5)	$(291.3)
Total net deferred tax liabilities	$(400.5)	$(289.6)

        The Company recorded total income tax benefits (expense) of $5.2 million and $(143.4) million during the three and nine months ended September 30, 2016, respectively. The change in tax status

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 9. Income Taxes (Continued)

resulted in a deferred tax expense of $154.9 million for the nine months ended September 30, 2016. Also, as a result of the Company's change in tax status, for the nine months ended September 30, 2016 the Company recorded a deferred tax benefit due to a reversal of a portion of its existing valuation allowance in the amount of $27.6 million. In addition, the Company recorded income tax expense related to unrecognized tax benefit of $18.7 million and current and deferred tax benefit from operations of $2.6 million. The Company does not anticipate that the tax expense will have any significant impact on future operating cash flows as the Company's Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments.

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

        As of September 30, 2016, the Company recorded gross unrecognized tax benefits of $25.3 million, all of which if recognized would affect the Company's effective tax rate. The Company has accrued gross interest and penalties of $3.4 million. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

        The Company is not currently under examination for U.S. federal income tax purposes, but does have various open tax controversy matters with various state taxing authorities. The unrecognized tax benefits relate to issues associated with the acquisition of Knology and various state income tax matters.

Note 10. Profit Interest Plan

        On February 3, 2016, the Parent adopted a new Profit Interest Plan (the "2016 Profit Interest Plan") pursuant to which the Board of Parent may grant 295,667 Management Incentive Units ("Incentive Units"), or approximately 8% of the total outstanding units of Parent, excluding Incentive Units, to employees, managers, officers, directors, and consultants of the Company or any of its subsidiaries. In general, if incentive Units under the 2016 Profit Interest Plan for any reason are cancelled, forfeited, expired or terminated, such Incentive Units will be available for the further grant of awards under the 2016 Profit Interest Plan.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 10. Profit Interest Plan (Continued)

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

        Additionally, on July 18, 2016, the Company adopted a Director Appreciation Rights Plan ("2016 Director Plan"), in which 10% of the aggregate value of the 2016 Profit Interest Plan has been reserved for the 2016 Director Plan. The participants of the 2016 Director Plan are granted non-voting Bonus Units which vest ratably, 25% each anniversary date from grant date and fully vest four years from grant date. At no time will the participants own any Units of the Company but will have rights to participate in the Bonus Pool upon a Liquidity event based on vesting. The Bonus Pool shall be determined by the Administrator of the Plan at each Liquidity Event. Upon a Participant's termination of employment all vested an unvested Bonus Units are forfeited.

2016 Executive Officer Grants

        On May 31, 2016, the Board granted 195,997 of Incentive Units to various executive officers and members of the board of directors of the Parent and its subsidiaries.

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

Note 11. Commitments and Contingencies

        The Company is party to various legal proceedings (including individual, class and -putative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2016

(unaudited)

Note 11. Commitments and Contingencies (Continued)

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

Note 12. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any, to Avista and Crestview (the majority unit holders of the Parent). Such management fee is $0.4 million per quarter.

        During the nine months ended September 30, 2016 and 2015, the Company issued dividends to its Parent and its Members for payments of federal income taxes in the amount of $4.8 and $4.7 million, respectively. As of each of September 30, 2016 and December 31, 2015, the receivable from the Parent and its Members amounted to $0.3 million and $0.3 million.

Note 13. Subsequent Events

        On October 21, 2016, the Company announced that it entered into a definitive agreement under which Midco, Inc. will acquire substantially all of the operating assets of the Company's Lawrence, Kansas System for gross proceeds of approximately $215.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. The transaction is expected to close either late in the fourth quarter of 2016 or early in the first quarter of 2017.

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

Overview

        We are a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in twenty Midwestern and Southeastern markets in the United States. We manage and operate our Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana;

Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled high-speed data, video and telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At September 30, 2016, our networks passed 3,075 thousand homes and served 801 thousand total customers, reflecting a total customer penetration rate of approximately 26%.

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

Crestview Partners

        On December 18, 2015, funds managed by Crestview Advisors, L.L.C., a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unitholders, and also made a $125.0 million primary investment in newly-issued units. Crestview has extensive experience in the telecommunications and we believe this investment will help us capitalize on future growth opportunities.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

        As of September 30, 2016, $50.0 million of proceeds from these transactions have been contributed down to us while the remaining $93.2 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down and reflected in our condensed consolidated financial statements.

Term B Loans Refinancing

        On August 19, 2016, we entered into a sixth amendment ("Sixth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended ("Credit Agreement") among us and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

        The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances. The Term B Loan will mature on April 15, 2019 if (i) any of our existing outstanding Senior Unsecured Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance our existing Senior Unsecured Notes. The Term B Loan will mature on July 15, 2019 if (i) any of the Company's existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company's existing Senior Subordinated Notes.

        Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. We used the remaining $240.0 million in proceeds to fund our acquisition of Nulink and to redeem a portion of our 13.38% Senior Subordinated Notes, as described below. The Company recorded a loss on extinguishment of debt of $10.4 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B Loans.

Senior Subordinated Notes pay down

        On July 15, 2016, we utilized existing cash balances and working capital funds to make a total $69.7 million payment towards the 13.38% Senior Subordinated Notes. Such payment included a partial redemption totaling $46.9 million of the outstanding principal balance of the notes, call premium of $3.1 million and the payment of accrued interest on the notes of $19.7 million.

        On September 15, 2016, we redeemed an additional $159.1 million in principal amount outstanding of our 13.38% Senior Subordinated Notes. In addition to the principal redemption, we paid $10.7 million in call premium, $3.5 million in accrued interest and $0.9 million in expensing of unamortized debt issuance costs in connection with the redemption. Following the redemption, $89.0 million in principal amount remains outstanding under the Notes.

Refinancing of Term B Loans and payoff of Term B-1 Loans

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

Newnan Acquisition

        On September 9, 2016, we finalized our acquisition of HC Cable Opco, LLC d/b/a Nulink in Newnan, Georgia for $54.3 million, all of which we paid in cash. The acquisition will extend our high-speed Internet, cable TV and phone service and award-winning customer support experience to more than 34,000 additional homes and businesses. The acquisition of Newnan is reflected in our condensed consolidated financial statements as of September 30, 2016.

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

Valuation of Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 95% and 93% of our total assets at September 30, 2016 and December 31, 2015, respectively.

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

        Asset Impairments.    Long-lived assets, including property and equipment and intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

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

Fair Value Measurements

        GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps (which expired on July 1, 2016) were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty's risk profile.

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

Homes Passed and Subscribers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. We define Total RGUs (Revenue Generating Units) as the sum of HSD subscribers, video subscribers and telephony subscribers. The following table summarizes homes passed, total customers, subscribers and total RGU's for our services as of each respective date (in thousands):

	Dec. 31, 2014	Mar. 31 2015	June 30 2015	Sep. 30 2015	Dec. 31 2015	Mar. 31 2016	June 30 2016	Sep. 30 2016(2)
Homes passed	2,985	2,989	2,993	2,997	3,003	3,011	3,023	3,075
Total customers(1)	809	799	787	782	778	785	786	801
HSD RGUs	728	722	713	712	712	722	726	742
Video RGUs	635	606	583	565	547	537	524	515
Telephony RGUs	359	340	325	311	297	287	277	267

Total RGUs	1,722	1,668	1,621	1,588	1,556	1,546	1,527	1,524

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Includes subscriber numbers from our Newnan, Georgia asset purchase on September 9, 2016.

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

        Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 87% and 89% for the nine months ended September 30, 2016 and 2015, respectively. The remaining approximately 10% of non-subscription revenue is derived primarily from franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenues, and installation services.

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

        We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with increased selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

  Results of operations

        The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,		Change
	2016	2015	$	%
Revenue	$311.2	$297.7	$13.5	5%
Costs and expenses:
Operating (excluding depreciation and amortization)	167.1	164.5	2.6	2%
Selling, general and administrative	32.6	28.4	4.2	15%
Depreciation and amortization	49.6	55.9	(6.3)	(11)%
Management fee to related party	0.4	0.4	—	*

	249.7	249.2	0.5	*

Income from operations	61.5	48.5	13.0	27%
Other income (expense):
Interest expense	(52.9)	(55.3)	2.4	4%
Loss on extinguishment of debt	(28.1)	—	(28.1)	*
Realized and unrealized gain on derivative instruments, net	—	1.2	(1.2)	*
Other (expense) income, net	1.9	(0.7)	2.6	*

Loss before provision for income taxes	(17.6)	(6.3)	(11.3)	(179)%
Income tax benefit (expense)	5.2	(0.8)	6.0	*

Net loss	$(12.4)	$(7.1)	$(5.3)	(75)%

*—Not meaningful

        The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine months ended September 30,		Change
	2016	2015	$	%
Revenue	$921.0	$915.8	$5.2	1%
Costs and expenses:
Operating (excluding depreciation and amortization)	499.1	513.1	(14.0)	(3)%
Selling, general and administrative	86.2	83.2	3.0	4%
Depreciation and amortization	155.0	166.2	(11.2)	(7)%
Management fee to related party	1.3	1.5	(0.2)	(13)%

	741.6	764.0	(22.4)	(3)%

Income from operations	179.4	151.8	27.6	18%
Other income (expense):
Interest expense	(162.3)	(171.3)	9.0	5%
Loss on extinguishment of debt	(30.6)	(22.9)	(7.7)	(34)%
Realized and unrealized gain on derivative instruments, net	2.3	4.3	(2.0)	(46)%
Other income (expense), net	2.0	(0.4)	2.4	*

(Loss) income before provision for income taxes	(9.2)	(38.5)	29.3	76%
Income tax expense	(143.4)	(2.7)	(140.7)	*

Net loss	$(152.6)	$(41.2)	$(111.4)	*

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

  Revenue

	Three months ended September 30,		Change
	2016	2015	$	%
		(in millions)
Residential subscription	$243.4	$240.4	$3.0	1%
Commercial subscription	27.5	25.3	2.2	9%

Total subscription	270.9	265.7	5.2	2%
Other commercial services	10.0	6.3	3.7	59%
Other	30.3	25.7	4.6	18%

	$311.2	$297.7	$13.5	5%

        Revenue for the three months ended September 30, 2016 increased $13.5 million, or 5%, as compared to revenue for the three months ended September 30, 2015 as follows:

        Of the $5.2 million, or 2%, increase in total Subscription Revenue, approximately $24.9 million was attributable to an increase in average revenue per unit ("ARPU") of our customer base which is calculated as subscription revenue for each of the HSD, Video and Telephone services divided by the average total average revenue generating units ("RGUs") for each service category for the respective period. Adding to this increase was approximately $1.1 million in revenue attributable to our Newnan, Georgia acquisition on September 9, 2016. Partially offsetting these increases was a $20.8 million decrease attributable to a decline in RGUs as compared to the three months ended September 30, 2015.

        The increase in Other Commercial revenue of $3.7 million, or 59%, is primarily due to revenue generated by our construction activities in our wholesale commercial business. Due to the nature of these contracts, we record this revenue as a pass-through with the corresponding offset in operating expenses. Additionally, we realized increases in our recurring revenue related to our fiber network.

        The increase in Other revenue of $4.6 million, or 18%, is primarily due to increases in advertising revenue, reactivation fees and service protection fees.

        The following table details Subscription Revenue by service offering for the three months ended September 30, 2016 and the three months ended September 30, 2015:

	Three months ended September 30,		Change
	2016	2015	$	%
	(in millions)
HSD subscription	$93.2	$88.0	$5.2	6%
Video subscription	139.6	131.5	8.1	6%
Phone subscription	38.1	46.2	(8.1)	(17)%

	$270.9	$265.7	$5.2	2%

        HSD subscription revenue increased $5.2 million, or 6%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in HSD subscription revenue is primarily attributable to a $2.5 million year over year increase in HSD ARPU, an increase of $1.8 million related to a year over year increase in average HSD RGUs and an increase of $0.9 million in HSD subscription revenue related to our Newnan, Georgia acquisition.

        Video subscription revenue increased $8.1 million, or 6%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase is primarily attributable to a year over year increase of $23.8 million in Video ARPU and a $0.2 million increase in Video subscription revenue related to our Newnan, Georgia acquisition. Partially offsetting these increases was a $15.9 million decrease in year over year video RGUs.

        Phone subscription revenue decreased $8.1 million, or 17%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease is primarily attributable to a $6.6 million decrease in year over year average phone RGU's and a decrease of $1.5 million in average year over year phone ARPU.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) increased $2.6 million, or 2%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase is primarily due to increased costs related to our network construction activities. Due to the nature of these contracts we record this expense as a pass-through with the corresponding offset in other commercial revenue. Additionally we experienced increased employee related costs and costs associated with our Newnan, Georgia acquisition. Partially offsetting these increases were decreased video programming costs and direct phone costs that correlate to the decreases in video and phone RGU's and customer bad debt.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $4.2 million, or 15%, in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase for the three months ended September 30, 2016, was primarily due to increases in our sales and marketing efforts and employee related costs, as well as overall costs related to our Newnan, Georgia acquisition.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $6.3 million, or 11%, in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The decrease is related to an increase in retirements of fully depreciated assets in the first quarter 2016.

  Management fee to related party expense

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista and Crestview (the majority voting unit holders of Racecar Holdings, LLC, ultimate parent of WOW).

  Interest expense

        Interest expense decreased $2.4 million or 4% in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The decrease resulted from lower outstanding debt and lower interest rates in connection with the refinancing of our term B loans and principal payment of $150.0 million made in May 2015. In addition, in July 2016, we also paid $69.7 million in principal on our Senior Subordinated debt.

  Loss on extinguishment of debt

        In connection with our August 19, 2016, Sixth Amendment refinancing of our Term B loans and the July 15, 2016 and September 15, 2016 principal payments on our Senior Subordinated Notes we recorded a loss on extinguishment of debt of $28.1 million which consists of the expensing of unamortized deferred financing related to the Term B Loans and early prepayment penalties during the three months ended September 30, 2016.

  Realized and unrealized gain on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $0.0 and $1.2 million, for the three months ended September 30, 2016 and September 30, 2015, respectively. We do not use hedge accounting for financial reporting purpose so the adjustments to fair value of our interest rate swaps and caps are recorded to earnings. Our interest rate swap expired on July 1, 2016.

  Other income (expense)

        During the three months ended September 30, 2016, we sold our investment in Tower Cloud and recorded a gain on the sale of $2.0 million.

  Income taxes benefit (expense)

        As a result of our restructuring where we became wholly owned by WideOpenWest Kite, Inc., we recorded total income tax benefit of $5.2 million during the three months ended September 30, 2016. We do not anticipate that the restructuring will have any significant impact on future operating cash flows as our Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments

  Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

  Revenue

	Nine months ended September 30,		Change
	2016	2015	$	%
	(in millions)
Residential subscription	$722.9	$744.4	$(21.5)	(3)%
Commercial subscription	80.2	74.1	6.1	8%

Total subscription	803.1	818.5	(15.4)	(2)%
Other commercial services	31.8	18.1	13.7	76%
Other	86.1	79.2	6.9	9%

	921.0	$915.8	$5.2	1%

        Revenue for the nine months ended September 30, 2016 increased $5.2 million, or 1%, as compared to revenue for the nine months ended September 30, 2015 as follows:

        Of the $15.4 million, or 2%, decrease in total Subscription Revenue, approximately $79.8 million was attributable to a decrease RGUs as compared to the nine months ended September 30, 2015. Partially offsetting this decrease was a $63.3 million increase in ARPU of our customer base which is calculated as subscription revenue for each of the HSD, video and telephone services divided by the average total average RGUs for each service category for the respective period. Additionally, we had an overall increase in subscription revenue of $1.1 million attributable to our Newnan, Georgia acquisition.

        The increase in Other Commercial revenue of $13.7 million, or 76%, is primarily due to revenue generated by our network construction activities. Due to the nature of these contracts, we record this revenue as a pass-through with the corresponding offset in operating expenses. Additionally, we realized increases in our recurring revenue related to our fiber network.

        The increase in Other revenue of $6.9 million, or 9%, is primarily due to increases in advertising revenue and increases service call revenue.

        The following table details Subscription Revenue by service offering for the nine months ended September 30, 2016 and the nine months ended September 30, 2015:

	Nine months ended September 30,		Change
	2016	2015	$	%
	(in millions)
HSD subscription	$276.3	$262.0	$14.3	5%
Video subscription	408.3	412.2	(3.9)	(1)%
Phone subscription	118.5	144.3	(25.8)	(18)%

	$803.1	$818.5	$(15.4)	(2)%

        HSD subscription revenue increased $14.3 million, or 5%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in HSD subscription revenue is primarily attributable to a $13.3 million year over year increase in HSD ARPU, an increase of $0.1 million related to a year over year increase in average HSD RGUs and increase of $0.9 million related to our Newnan, Georgia acquisition.

        Video subscription revenue decreased $3.9 million, or 1%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is primarily attributable to a year over year decrease of $56.7 million in average video RGUs. Partially offsetting this decrease was a $52.6 million increase in average year over year video ARPU and $0.2 million increase in Video subscription revenue related to our Newnan Georgia acquisition.

        Phone subscription revenue decreased $25.8 million, or 18%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is attributable to a $23.1 million decrease in year over year average phone RGUs and a decrease of $2.7 million in average year over year phone ARPU.

  Operating expenses (excluding depreciation and amortization)

        Operating expenses (excluding depreciation and amortization) decreased $14.0 million, or 3%, in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decreases are primarily due to decreased video programing costs and direct phone costs that correlate to the decreases in video and phone RGU's. In addition, we experienced a decrease in our customer bad debt expense. Partially offsetting the decreases were increases related to our construction activities. Due to the nature of these contracts, we record this expense as a pass-through with the corresponding offset in other commercial revenue.

  Selling, general and administrative (SG&A) expenses

        SG&A expenses increased $3.0 million, or 4%, in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase for the nine months ended September 30, 2016, was primarily due to increases in our sales and marketing efforts and employee related costs, as well as overall cost related to our Newnan, Georgia acquisition.

  Depreciation and amortization expenses

        Depreciation and amortization expenses decreased $11.2 million, or 7%, in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease is related to an increase in retirements of fully depreciated assets during the nine months ended September 30, 2016 when compared to the same period ended 2015.

  Management fee to related party expense

        We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista Capital Partners.

  Interest expense

        Interest expense decreased $9.0 million, or 5%, in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease resulted from lower outstanding debt and lower interest rates in connection with the refinancing of our Term B loans and a principal payment of $150.0 million made in May 2015.

  Loss on extinguishment of debt

        In connection with our Sixth Amendment and Fifth Amendment to our Credit Agreement related to the refinancing of our Term B loans we recorded a loss on extinguishment of debt of $16.8 million during the nine months ended September 30, 2016, representing the expensing of third party arranger fees and write off of unamortized deferred financing costs. Additionally, on September 15, 2016 and July 15, 2016, we made principal payments on our Senior Subordinated Notes and recorded a loss on extinguishment of debt in the amount of $13.8 million during the nine months ended September 30, 2016, representing early prepayment penalties.

        In connection with our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $22.9 million during the nine months ended September 30, 2015.

  Realized and unrealized gain (loss) on derivative instruments, net

        Realized and unrealized gain on derivative instruments was $2.3 million and $4.3 million, for the nine months ended September 30, 2016 and September 30, 2015, respectively. We do not use hedge accounting for financial reporting purpose so the adjustments to fair value of our interest rate swaps and caps are recorded to earnings. Our interest rate swap expired on July 1, 2016.

  Other income (expense)

        During the nine months ended September 30, 2016, we sold our investment in Tower Cloud and recorded a gain on the sale of $2.0 million.

  Income taxes expense

        As a result of our restructuring where we became wholly owned by WideOpenWest Kite, Inc., we recorded total income tax expense of $143.4 million during the nine months ended September 30, 2016. We do not anticipate that the restructuring will have any significant impact on future operating cash flows as our Parent and its subsidiaries have net operating loss carryforwards that would significantly reduce any required prospective tax payments.

Liquidity and Capital Resources

        At September 30, 2016, we had $137.6 million in current assets, including $36.1 million in cash and cash equivalents, and $227.6 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,953.1 million, of which $22.9 million is classified as current in our condensed consolidated balance sheet.

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

        As of September 30, 2016, $50.0 million of proceeds from these transactions have been contributed down to us while the remaining $93.2 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down and reflected in our condensed consolidated financial statements.

        As of September 30, 2016, we had borrowing capacity of $192.3 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements for the foreseeable future.

        On July 15, 2016, we utilized existing cash balances and working capital funds to make a total $69.7 million payment towards the 13.38% Senior Subordinated Notes. Such payment included a partial redemption totaling $46.9 million of the outstanding principal balance of the notes, call premium of $3.1 million, the payment of accrued interest on the notes of $19.7 million and $0.9 million in expensing of unamortized debt issuance costs in connection with the redemption.

        On September 15, 2016, we redeemed an additional $159.1 million in principal amount outstanding of our 13.38% Senior Subordinated Notes. In addition to the principal redemption, we paid $10.7 million in call premium, $3.5 million in accrued interest and $2.9 million in expensing of unamortized debt issuance costs in connection with the redemption. Following the redemption, $89.0 million in principal amount remains outstanding under the Notes.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities decreased $13.7 million from $124.2 million for the nine months ended September 30, 2015 to $110.5 million for the nine months ended September 30, 2016 and is due to increases in operating assets and liabilities and cash income taxes paid during 2016, partially offset by increases in operating earnings.

Investing Activities

        Net cash used in investing activities increased $69.9 million from $174.8 million cash used for the nine months ended September 30, 2015 to $244.7 million cash used for the nine months ended September 30, 2016. The increase is primarily due to our asset purchase of Newnan, Georgia of $54.3 million. Capital expenditures were $207.2 million and $174.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in capital expenditures is primarily due to our build out of our fiber network in our Midwest region. Partially offsetting these cash uses was a one-time sale of our investment in Tower Cloud of $15.7 million.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we have higher-than-expected customer demand for our services, while resulting in higher revenue and income from operations, such increased demand may also increase our projected capital expenditures.

Financing Activities

        Net cash from financing activities improved $275.4 million from $171.7 million cash used for the nine months ended September 30, 2015 to $103.7 million cash provided for the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2016 is primarily due to the additional $240 million proceeds from the refinancing of our Term B loans plus a contribution from our Parent of $50.0 million. Adding to this increase was a pay down of $150.0 million on our Term B-1 loans during the nine months ended September 30, 2015. Partially offsetting these increases were additional payments and redemptions of approximately $206.0 million on our Senior Subordinated Notes during the nine months ended September 30, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2016, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 2.00%). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.50% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.50% up to a maximum of 3.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2016) would result in an annual interest expense change of up to approximately $20.7 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Proceeds and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Sixth Amendment to Credit Agreement, dated August 19, 2016 by and among the Company, Credit Suisse AG as the Administrative Agent, and Credit Suisse Securities (USA) LLC, as the Third Amendment Lead Arranger	*
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
November 14, 2016	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
November 14, 2016	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer