Form 10-K
period 2016-12-31
WideOpenWest Finance, LLC
filed 2017-03-23
CIK 1571833

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the common equity held by non-affiliates of the Registrant: Not Applicable

         Indicate the number of shares outstanding of each of the Registrants' classes of common stock: Not Applicable

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

        This Annual Report on Form 10-K is for the fiscal year ended December 31, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to "WOW," "we," "us," or "our" are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

  •
  competitors that are larger and possess more resources;

  •
  competition for the leisure and entertainment time of audiences;

  •
  dependence upon a business services strategy, including our ability to secure new businesses as customers;

  •
  conditions in the economy, including potentially uncertain economic conditions, high unemployment levels, and turbulent developments in the housing market;

  •
  our ability to secure new businesses as our customers;

  •
  demand for our bundled broadband communications services may be lower than we expect;

  •
  our ability to respond to rapid technological change;

  •
  increases in programming and retransmission costs;

  •
  a decline in advertising revenue;

  •
  the effects of regulatory changes in our business;

  •
  our substantial level of indebtedness;

  •
  certain covenants in our debt documents;

  •
  programming exclusivity in favor of our competitors;

  •
  inability to obtain necessary hardware, software and operational support;

  •
  loss of interconnection agreements;

  •
  failure to receive support from various funds established under federal and state law;

  •
  exposure to credit risk of customers, vendors and third parties;

  •
  strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;

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

ii

PART I

Item 1.    Business

Overview

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Kite, Inc., ("Kite") a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). On March 15, 2017, the Company changed the legal name of Kite to WideOpenWest, Inc. and Parent to WideOpenWest Holdings, LLC. In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

        The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. Because the Parent's primary asset is its investment in WOW, the Parent's ownership structure consisting of various classes of common units has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's.

        We are a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services to residential customers and offer a full range of products and services to business customers. We serve markets in twenty Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of communication services over our own network. In addition to offering bundled package, we sell these services on an unbundled basis. We have built our business through i) organic subscriber growth and increased penetration within our existing markets and footprint, ii) network expansion to grow our footprint, iii) upgrades to introduce enhanced broadband services to networks we have acquired, iv) entry into business services, with a full range of HSD, Video and Telephony products, and v) acquisitions and integration of cable systems. At December 31, 2016, our networks passed 3,094 thousand homes and served 803 thousand total customers, reflecting a total customer penetration rate of approximately 26%. Within these markets, we typically operate in suburban communities.

        We began our operations over 15 years ago and have developed what we believe to be a competitively differentiated brand rooted in delivering a service experience that lives up to our name, resulting in a strong market position. Since our inception, our residential strategy has been to provide a great value for bundled HSD, Video and Telephony services via our fully upgraded, advanced network with approximately 97% of our network 750 MHz or greater capacity. Our business services strategy focuses on creating an exceptional customer experience by leveraging our network assets and recognized customer service to provide advanced data networking, internet access, cloud and business telephony products to small, medium and large enterprises in our footprint. We believe we have one of the most technically advanced and uniform networks in the industry that delivers a full suite of products including HSD, Video, Telephony, video-on-demand ("VOD") and high-definition video ("HD"). Given the advanced and uniform nature of our next generation network, we are able to maintain our network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. We believe our advanced networks will allow us to continue to roll out competitive products and higher data speeds without major capital requirements. In addition, we are augmenting the growth of our core residential business through a focused expansion of our business services and capital efficient network "edge-out" into communities adjacent to our current footprint.

        We believe our high-value product offerings, customer-centric operating philosophy, technically advanced network and experienced management team have driven superior operating and financial performance compared to our peers. Our reputation as an industry leader, particularly with respect to customer experience, has been consistently recognized by independent third parties. For example, WOW has been recognized by Consumer Reports Magazine (rated highest across several categories 15 times in last eight years) and J.D. Power and Associates (highest customer satisfaction 21 times in the last 12 years).

        Our clustered footprint covers 20 markets in the Midwestern and Southeastern U.S. We are the sixth largest cable company in the U.S. based on the number of video customers and our systems.

Crestview Partners

        On December 18, 2015, funds managed by Crestview Advisors, L.L.C., a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista Capital Partners ("Avista") and other unitholders, and also made a $125.0 million primary investment in newly-issued units. Crestview has extensive experience in telecommunications and we believe this investment will help us capitalize on future growth opportunities.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

        As of December 31, 2016, $123.0 million of proceeds from these transactions have been contributed down to us while the remaining $20.1 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down and reflected in our consolidated financial statements.

Partial Redemption of Senior Notes

        On March 20, 2017, we redeemed $95.1 million in aggregate principal amount outstanding of our 10.25% Senior Notes. In addition to the partial principal redemption, we paid accrued interest on the notes of $1.7 million and prepayment penalties of $4.9 million. After this partial redemption, we have $729.9 million in principal outstanding of 10.25% Senior Notes.

Retirement of Senior Subordinated Notes

        On July 15, 2016, we redeemed $46.9 million in principal amounts outstanding under our 13.38% Senior Subordinated Notes. In addition to the principal redemption, we paid a call premium of $3.1 million and $19.7 million of accrued interest.

        On September 15, 2016, we redeemed an additional $159.1 million in principal amount outstanding of our 13.38% Senior Subordinated Notes. In addition to the principal redemption, we paid $10.7 million in call premium and $3.5 million in accrued interest.

        On December 18, 2016, we fully redeemed the remaining balance outstanding under our 13.38% Senior Subordinated Notes. We paid $89.0 million in outstanding principal, $5.0 million in accrued interest and $6.0 million in prepayment penalties in connection with the early retirement of the Senior Subordinated Notes.

Term B Loans Refinancing

        On August 19, 2016, we entered into a sixth amendment ("Sixth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended ("Credit Agreement") among us and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

        The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances. The Term B Loan will mature on April 15, 2019 if (i) any of our existing outstanding Senior Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance our existing Senior Notes. The Term B Loan will mature on July 15, 2019 if (i) any of our existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance our existing Senior Subordinated Notes.

        Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. We used the remaining $240.0 million in proceeds to fund our Newnan, Georgia acquisition and to redeem a portion of our 13.38% Senior Subordinated Notes.

Refinancing of Term B Loans and Payoff of Term B-1 Loans

        On May 11, 2016, we entered into a Fifth Amendment (the "Fifth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended among us and the other parties thereto.

        The Fifth Amendment, among other provisions, provided for the addition of an incremental $432.5 million in new Term B Loans, having a maturity date in April 2019 and which bear interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under our Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at our option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor.

Revolver Extension

        On July 1, 2015, we entered into a fourth amendment (the "Fourth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended among us and the other parties thereto.

        Under the Original Credit Agreement, we had $200.0 million of borrowings available under the revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver is extended until July 1, 2020, provided that (i) we have no existing $1.825 billion Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the existing $1.825 billion Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisos (i) and (ii) above is not satisfied as of January 1, 2019, then the Revolver will mature on January 1, 2019. In addition, in the event we have outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, we would be required to pay down such borrowings to the extent of such excess. As mentioned previously, the $1.825 billion Term B loans were refinanced on August 19, 2016 as part of the Sixth Amendment to our Credit Agreement.

NuLink Acquisition

        On September 9, 2016, we finalized our acquisition of HC Cable Opco, LLC d/b/a Nulink in Newnan, Georgia for $54.3 million, all of which we paid in cash. The acquisition will extend our HSD, Video and Telephony service and award-winning customer support experience to more than 34,000 additional homes and businesses. The results of our NuLink acquisition from September 9, 2016 through December 31, 2016 are reflected in our consolidated financial statements.

Sale of Lawrence, Kansas Systems

        On January 12, 2017, we and Midcontinent Communications ("MidCo") entered into an agreement (the "Asset Purchase Agreement") under which MidCo acquired our Lawrence, Kansas systems (the "Kansas Systems"), for gross proceeds of approximately $215.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. We and MidCo also entered into a Transition Services Agreement in which the Company will provide certain services to MidCo on a transitional basis. Charges for the transition services generally allow us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Our Systems and Markets

        Our systems serve the Midwestern and Southeastern U.S. As of December 31, 2016, these networks passed approximately 3,094 thousand homes and served approximately 803 thousand total customers, reflecting a total customer penetration rate of 26%. Within these markets, we typically have a customer base with income levels above the national average, unemployment rates below the national average, a propensity to purchase higher-margin bundled services and a history of low churn rates. An overview of our markets as of December 31, 2016 is shown below:

Market	Homes Passed	Network Miles < 750 MHz	Network Miles 750 to 859 MHz	Network Miles > 860 MHz	Total Network Miles
Detroit, MI	670,865	—	5,396	633	6,029
Chicago, IL	472,432	—	2,856	347	3,203
Columbus, OH	416,829	—	4,259	352	4,611
Pinellas, FL	281,281	—	3,372	—	3,372
Cleveland, OH	172,877	—	1,154	665	1,819
Huntsville, AL	121,628	—	1,808	34	1,842
Baltimore, MD	111,605	—	1,225	—	1,225
Montgomery, AL	103,164	—	1,258	—	1,258
Evansville, IN	100,733	—	—	1,218	1,218
Augusta, GA	92,675	—	1,296	—	1,296
Charleston, SC	89,544	—	1,187	—	1,187
Lansing, MI	87,907	1,000	702	300	2,002
Columbus, GA	82,992	—	1,013	—	1,013
Panama City, FL	76,089	—	936	—	936
Lawrence, KS	67,988	—	916	—	916
Knoxville, TN	46,542	—	647	—	647
Newnan, GA	35,723	—	820	—	820
Dothan, AL	31,837	—	525	—	525
West Point, GA	17,835	—	322	—	322
Auburn, AL	13,731	—	171	—	171

	3,094,277	1,000	29,863	3,549	34,412

        We believe we have one of the most technically advanced and uniform networks in the industry with approximately 97% of our network 750 MHz or greater capacity and delivering a full suite of products including HSD, Video, Telephony, VOD and HD. The remaining 3% of our network represents a portion of our housing market, where the upgrade to 750MHz is in process. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. Our advanced plant will allow us to continue to roll out competitive HD channel line ups and higher data speeds without major capital requirements.

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

        We use targeted marketing modeling to drive profitable growth and minimize risk of non-pay churn. This analysis is performed at the node level in our network so that marketing and sales tactics drive penetration in a highly targeted manner. We also believe that the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

        We have demonstrated our ability to grow by delivering a strong customer experience, offering high value bundles and packages, and smartly and selectively introducing new competitive offerings. We believe our philosophy of providing value based pricing differentiates WOW in the market. We strive to ensure our customers can enjoy a seamless experience of one installation, one bill, and one service provider. Our strategy has led to bundled customers accounting for approximately 64% of our total customer mix. Bundling has allowed us to maximize the revenue generating capability of our networks through increased penetration, increased revenue per customer, greater pricing flexibility and increased customer retention.

        Our operating philosophy and commitment to customer service have translated into numerous independent awards and significant recognition for our focus on the customer experience. For example, WOW has:

  •
  Rated highest by Consumer Reports Magazine across multiple categories 15 times over the last 8 years;

  •
  Received the J.D. Power and Associates recognition for highest customer satisfaction a total of 21 times in the last 12 years;

  •
  Recognized by PC Magazine with the Reader's Choice Award 5 times in the last 6 years.

Our Bundled Service Offering

        We offer a complete solution of HSD, Video and Telephony services in all of our markets. We sell these services through a broad range of service bundles designed to address the varying needs of existing and potential customers. We sell individual services at prices competitive to those of the incumbent providers and attractively price our bundles to create more value for our customers to drive switching. Bundles also provide customers with an integrated billing and customer service experience for multiple products. Bundling our services enables us to increase penetration, raise average revenue per customer, improve operating efficiency, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

Residential Data Services

        We offer tiered HSD services to residential customers that include always-on high-speed connections to the Internet using cable modems. In most of our markets we provide connection up to 600Mbps and in 4 key markets we now offer 1 GIG service (1000 Mbps). We actively offer month to month and term based pricing to provide customers the most flexibility.

        Our data packages generally include the following:

  •
  specialized technical support 24 hours a day, seven days a week;

  •
  a home portal page with customizable access to local content, weather, news, sports and financial reports;

  •
  value-added features such as e-mail accounts; and

  •
  DOCSIS-compliant modem installed by a trained professional.

        As a result of evolving customer preferences, we are experiencing an increase in customers who purchase only HSD services.

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

  •
  Ultra:    We offer our Ultra video product in select markets. Ultra is priced higher than digital cable service and is an all-in-one solution for our customers. Ultra's advanced feature set includes whole-home DVR, remote DVR management, wireless home networking, ability to access Netflix without switching inputs on TV, caller ID on TV, the ability to view personal content from a PC on TV, parental control from anywhere and a smart menu user interface. We intend to develop additional features and enhancements such as a recommendation engine, user customization options and a variety of apps. Since its limited launch in February 2012, Ultra TV has attracted approximately 124 thousand customers as of December 31, 2016.

  •
  Premium Channels:    These channels, such as HBO, Showtime, Starz, Encore and Cinemax, provide commercial-free movies, sports and other special event entertainment programming and are available as part of a bundle or at an additional charge above our expanded basic and digital tiers of service.

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

Business Telephony and Data Services

        Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large local enterprises. We offer the traditional bundled product offering and have also developed new products to meet the more complex high-speed data and telephony needs of medium and large local enterprises. We offer fiber based services, which enable our customers to have enhanced telephony services, data speeds of up to 10 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. We have introduced our Hosted Voice product offering, which can replace customers' aging private branch exchange ("PBX") products with telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (SIP) trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our fiber services network and terminated via an Ethernet connection at the customer's premise. We have a complete line of collocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

Pricing for Our Products and Services

        We employ value based pricing strategies for our services to promote sales of bundled packages, as well as the option to purchase Internet ala carte. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. The bundle approach simplifies our customers' experience, while creating operational efficiencies by reducing the number of plans handled by our sales and call center personnel and by reducing the number of packages supported in our billing system. We also sell individual services at prices competitive to à la carte services sold by our competitors. An installation fee may be charged to new and reconnected customers. We charge monthly fees for customer premise equipment.

Our Interactive Broadband Network

        Our network is critical to the implementation of our operating strategy, allowing us to offer bundled HSD, Video and Telephony services to our customers in an efficient manner and with a high level of quality. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

  •
  redundant fiber routing which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;

  •
  back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

  •
  network monitoring to the customer premise for all digital HSD, Video and Telephony services.

Technical Overview

        Our interactive broadband network consists primarily of an advanced hybrid fiber coaxial cable network. Fiber-optic cable is a communications medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system's main high capacity fiber-optic cables connect to multiple nodes throughout our network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers. We have sufficient fibers in our cables to subdivide our nodes if growth so dictates. Our network has excellent broadband frequency characteristics and physical durability, which is conducive to providing HSD, Video and Telephony transmission.

        As of December 31, 2016, our network consisted of over 34 thousand miles of network, passed over 3,094 thousand homes and served approximately 803 thousand total customers. Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are "self-healing," which means that they provide for the very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

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

High-Speed Data Services

        We provide Internet access using high-speed cable modems in the same way customers receive Internet services over modems linked to the local telephone network. We provide our customers with a high level of data transfer rates through multiple peering arrangements with tier-one Internet facility providers.

Video Services

        Our network is designed for an analog and digital two-way interactive transmission with fiber-optic cable carrying signals from the headend to hubs and to distribution points (nodes) within our customers' neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

Telephony Services

        We offer telephony service over our broadband network. We install a network interface box outside a customer's home or an Embedded Multimedia Terminal Adapter in the home to provide dial tone service. Our network interconnects with those of other local phone companies. In addition, we serve the majority of our telephony customers using Voice over Internet Protocol ("VoIP") switching technology. This newer architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as session initiation protocol, hosted PBX services and other services.

Business Services

        In addition to the data, video and voice services outlined above, we also utilize our network to provide other business services, including session initiated protocol, web hosting, metro Ethernet and wireless backhaul services. We also provide advanced collocation and cloud infrastructure services including private cage or cabinet with high availability power, virtual and physical compute, high performance storage, dedicated firewall/load balancers, private virtual local area network segmentation, disaster recovery to the cloud and backup and archive as a service.

Programming

        We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative ("NCTC"), which enables us to take advantage of volume discounts. As of December 31, 2016, approximately 60% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

        Our competition comes from a variety of communications companies because of the broad number of HSD, Video and Telephony services we offer to both residential and business customers. We have at least one major cable (typically Comcast Corporation ("Comcast") or Charter Communications Inc. ("Charter")) competitor in most of our markets and our largest telecommunications competitor is AT&T. Competition is based on service, content, reliability, bundling, value and convenience. We believe our consistent recognition for having a strong commitment to customer service provides meaningful differentiation versus our competitors. In addition, we face increasing competition from content owners that utilize internet-based delivery of content directly to consumers, some without charging a fee to access the content.

High Speed Data Services

        We primarily compete against other cable television companies, incumbent local exchange carriers, ("ILECs"), that provide dial-up and DSL services and other wireless Internet access services to provide consumers in our markets with data services. In portions of our footprint where we compete against other cable television companies, these competitors provide high-speed Internet access services for both residential and business customers similar to our offerings.

        Our competitors primarily provide services over traditional telephone networks or broadband data networks. Our services are offered via pure and hybrid fiber network connections. Additional services include spam filtering, email, private web space, online storage, and customizable news and entertainment content.

        Importantly, we compete against data service providers with a bundled HSD, Video and Telephony product which not all data service providers can deliver.

Video Services

        Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our cable competitors currently include Charter, Comcast and Mediacom Communications Corporation ("Mediacom"). We also encounter competition from direct broadcast satellite systems, including DirecTV and Dish Network that transmit signals to small dish antennas owned by the end-user.

        The Telecommunications Act of 1996 (the "1996 Act") eliminated many restrictions on local telephone companies offering video programming and we face competition from those companies. AT&T Inc. ("AT&T"), CenturyLink and Verizon Communications, Inc. ("Verizon") currently provide video services to homes in portions of our select markets. Given the publicly stated intentions of AT&T and Verizon, we expect modest additional ILEC "fiber to the curb" activity in our footprint. We also compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multi-unit complexes through a satellite master antenna—a single satellite dish for an entire building or complex.

        Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing video programming offered by cable television systems include "over the top" business models such as Netflix, Hulu, Amazon and Apple. Increasingly, content owners are using Internet-based delivery of content directly to consumers, some without charging a fee to access the content. Further, due to consumer electronic innovations, consumers are able to watch such Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices. HBO and CBS sell their programming direct to consumers over the Internet. DISH Network offers Sling TV which includes ESPN among other programming, and Sony offers PlayStation Vue which is expected to include 75 channels. We believe some customers have chosen or will choose to receive video over the Internet rather than through our video on demand and subscription video services, thereby reducing our video revenues. While we cannot predict the impact that Internet delivered video will have on our revenues and growth as technologies continue to evolve, we potentially benefit from the growth of such "over the top" content given its dependency on an Internet connection for delivery.

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

Telephony Services

        In providing local and long-distance telephony services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. AT&T, CenturyLink, Frontier and Verizon are the incumbent local phone companies in our current markets. We also compete with a number of providers of long-distance telephone services, such as AT&T, CenturyLink, Frontier and Verizon. In addition, we compete with a variety of smaller, more regional competitors that may lease network components from AT&T, CenturyLink, Frontier or Verizon and focus on the business services segment of our markets.

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

Bundled Services

        Most of our cable competitors have deployed their own versions of the triple-play bundle in our markets. Charter, Comcast, Mediacom and other MSOs offer VoIP and thereby enabled their own versions of a triple play bundle in our markets.

        AT&T U-verse and Verizon FiOS offer bundled services by providing video via their broadband networks in certain markets. AT&T U-verse has deployed video in many of our markets. Additionally, AT&T through its ownership of DirecTV also provides a satellite video offering. Frontier through its acquisition of Verizon FiOS assets offers bundled services in Pinellas County. Consequently, Verizon FiOS overlap is now limited to our Baltimore market.

        We believe that our emphasis on customer service will continue to be a strategic initiative and that an additional focus on technology and deploying broadband data applications is the best way to retain and attract customers.

Employees

        As of December 31, 2016, we had approximately 3,000 full-time employees. We consider our relationship with our employees to be good and we structure our compensation and benefit plans in order to attract and retain high-performing employees. We will need to recruit additional employees in order to implement our growth plan. We recruit from several major industries for employees with skills in high-speed data, video and telephony technologies. None of our employees are subject to collective bargaining agreements.

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

Regulation of Cable Services

        The Federal Communications Commission (the "FCC"), the principal federal regulatory agency with jurisdiction over cable television operators and services, has promulgated regulations covering many aspects of cable television operations. The composition of the FCC changed in January 2017. We anticipate that the newly composed Commission will modify some regulations applicable to our business; however, the impact on our business is unknown. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease-and-desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

  Rate Regulation

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight of rates by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply, however, when a cable operator is subject to effective competition in the relevant community. Under an Order issued by the FCC in 2015, cable operators are presumed to be subject to effective competition. That Order has been appealed to the D.C. Circuit Court. Moreover, some local franchising authorities that could otherwise regulate basic rates for cable systems that are not subject to effective competition choose not to do so. We are not currently subject to cable service rate regulation in any of our markets.

  Program Access

        To promote competition between incumbent cable operators and independent cable programmers, the 1992 Cable Act placed restrictions on dealings between certain cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited in most cases from favoring those cable operators over competing distributors of multi-channel video programming, such as satellite television operators and unaffiliated competitive cable operators such as us. Specifically, the program access regulations generally prohibit exclusive contracts for satellite cable programming or satellite broadcast programming between any cable operator and any cable-affiliated programming vendor. On October 5, 2012, the FCC adopted and released a Further Notice of Proposed Rulemaking in the Matter of Revision of the Commission's Program Access Rules (the "Program Access FNPRM"). The Commission declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. The prohibition applies only to programming that is delivered via satellite; it does not apply to programming delivered via terrestrial facilities. The Commission determined that a preemptive prohibition on exclusive contracts is no longer "necessary to preserve and protect competition and diversity in the distribution of video programming" considering that a case-by-case process will remain in place after the prohibition expires to assess the impact of individual exclusive contracts. In the Program Access FNPRM, the Commission also requested comment on revisions to the program access rules pertaining to buying groups and rebuttable presumptions in program access complaint proceedings challenging certain exclusive contracts. The Program Access FNPRM is still pending.

  Commercial Leased Access

        The Communications Act requires that cable systems with 36 or more channels make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules. However, in 2007, the FCC changed its rules regarding the way that cable operators must calculate their rates for such access. It is possible that we would not be able to recover our costs under the new methodology or that the use of our network capacity for such carriage would not materially impact our ability to compete effectively in our markets.

  Carriage of Broadcast Television Signals

        The 1992 Cable Act established broadcast signal carriage (so-called "must carry") requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station's signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election by broadcasters became effective on January 1, 2015. For local, non- commercial stations cable systems are also subject to must-carry obligations. We now carry most commercial stations pursuant to retransmission consent agreements and pay fees for such consents.

  Franchise Authority

        Cable television systems operate pursuant to non-exclusive franchises issued by franchising authorities, which, depending on the specific jurisdiction can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Franchising authority is premised upon the cable operator crossing and using public rights-of-way to construct and maintain its system. The terms of franchises, while variable, typically include requirements concerning services, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels and support, and channel capacity. Franchise authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchise authority of 5% of our gross cable service revenues, which is the current maximum authorized by federal law. Many of our franchises also require that we pay a percentage of our gross revenue in support of public, educational and governmental ("PEG") channels. These so-called PEG fees vary, but generally do not exceed 2% of our gross cable services revenues.

        On December 20, 2006, the FCC established rules and provided guidance (the "2006 Order") pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate certain barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises. On January 21, 2015, the FCC issued an Order on Reconsideration of the Second Report and Order. The Commission clarified that the franchising rules and findings it extended to incumbent cable operators in the 2006 Order do not apply to state laws governing cable television operators, or to any state-level cable franchising process.

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

        In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addresses some industry members' concerns that pole attachment rates might increase sharply now that the FCC has reclassified broadband service as telecommunications service as discussed further below. The 2015 order currently is on appeal before the U.S. Court of Appeals for the 8th Circuit. It is uncertain, however, how the Open Internet Order discussed below might impact attachment rights and costs.

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

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the "Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices, and will extend a number of the Title II regulatory requirements to broadband Internet access services, such as compliance with the privacy provisions of Section 222 of the Communications Act.

        The legality of the Open Internet Order was challenged in court by a number of parties. On June 14, 2016, the D.C. Circuit upheld the Open Internet Order.

        The composition of the FCC changed in January 2017. We anticipate that some of the new rules established by the Open Internet Order will be modified by the FCC; however, the impact on our business is unknown.

        It is unknown how the Open Internet Order may affect our business, but it is possible that the new rules imposed by the Order will increase our costs, impact our ability to provide service to our customers and adversely affect our profitability.

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

  Regulation of Telecommunication Services

        Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services. As addressed in more detail above, in the Open Internet Order, the FCC re-characterized Broadband Internet Access Service (BIAS) services as telecommunications services subject to various Title II requirements.

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

        The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

  •
  Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, collocation of equipment and resale, and requires all local exchange carriers ("LECs") to enter into mutual compensation arrangements with other for transport and termination of local calls on each other's networks.

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

  Inter-Carrier Compensation

        Our LEC subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. Accordingly, we benefit from the receipt and termination of intrastate and interstate long distance traffic, though we also make payments to other telecommunications carriers when they terminate our telecommunications traffic.

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

  Regulatory Treatment of VoIP Services

        A significant part of our telephony line of business is classified by the FCC as VoIP. At this time, the FCC and state regulators have not classified most IP-enabled services as regulated telecommunications services. The FCC, for example, has applied to providers of "interconnected VoIP" services some of its rules applicable to traditional circuit switched telephone providers, but has yet to issue a ruling determining whether interconnected VoIP providers are to be regulated as providers of information services or telecommunications services. The FCC initiated a rulemaking proceeding in 2004 to examine issues relating to the appropriate regulatory classification of IP-enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding, though it has issued several decisions in the interim applying certain regulatory requirements to providers of interconnected VoIP services. These requirements include, among others, regulations relating to federal universal service contributions, the confidentiality of customer data and communications, cooperation with law enforcement, discontinuation of service, numbering and number portability, outage reporting, and 911 emergency access and disability access. The FCC has also established certain other requirements that impact our VoIP services. For example, the FCC requires that we provide certain notices to our VoIP customers concerning the limitations of the services, particularly in connection with the ability of the service (including access to E911) to function in the event of a power outage. We are also required to offer our customers a back-up power solution to enable the services to continue to function in the event of a power outage. Within our VoIP line of business, we currently comply with all applicable regulations that have been issued by the FCC or state regulatory agencies. Decisions and regulations from similar proceedings in the future could lead to an increase in the costs associated with providing VoIP services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

  Universal Service

        The Federal Universal Service Fund ("USF") is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC's universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the second quarter of 2017 is 17.4% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

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

  Multiple Tenant Properties

        The FCC has prohibited telecommunications carriers from entering into exclusive access agreements (or enforcing pre-existing exclusive arrangements) with building owners or managers in both commercial and residential multi-tenant environments. The FCC has also adopted rules requiring utilities (including ILEC's) to provide telecommunications carriers (and cable operators) with reasonable and non-discriminatory access to utility-owned or -controlled conduits and rights-of-way in all multiple tenant environments (e.g., apartment buildings, office buildings and campuses) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters. These requirements may facilitate our access (as well as the access of competitors) to customers in multi-tenant environments, at least with regard to our provision of telecommunications services.

        In an Order released November 13, 2007, the FCC found that contractual agreements between multiple dwelling unit (MDU) owners and cable operators that grant exclusive access to the cable operator are proscribed as "unfair methods of competition." Under the rule, the Commission prohibits the enforcement of existing exclusivity clauses and the execution of new ones by cable operators and others subject to the relevant statutory provisions. MDUs include a multiple dwelling unit building and any other centrally managed residential real estate development (such as a gated community, mobile home park, or garden apartment complex). These requirements facilitate our access (as well as the access of competitors) to customers in MDU environments, at least with regard to our provision of cable services. They also, however, invalidate any of our existing exclusive access agreements covered by the rules.

  Customer Proprietary Network Information, Personally Identifiable Information and Customer Proprietary Information

        We are subject to specific customer privacy obligations with respect to our telecommunications and video services. FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing telecommunications services. Such protected information, known as Customer Proprietary Network Information ("CPNI"), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state-specific CPNI rules. The FCC's rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs, and file a certification with the FCC stating that the provider's policies and procedures ensure compliance. If a federal or state regulatory body determines that we have breached the applicable regulations or implemented the FCC's requirements incorrectly, we could be subject to fines or penalties.

        Section 631 of the Communications Act requires that we protect the privacy of our video customers. In general, that section: (i) requires that cable operators, such as us, notify customers of our obligations and their privacy rights; and (ii) prohibits cable operators from: (a) disclosing cable customer personally identifiable information (PII) without customer consent, or a court order, except in limited situations; and (b) using the cable system to collect PII without customer consent, unless necessary to provide service or prevent theft of service. Section 631 specifically provides our customers with the right to bring legal action against us if we fail to comply with the statutory requirements.

        These rules currently are in flux. In October 2016, the FCC adopted new privacy and security requirements for telecommunications services (including broadband Internet access services) and interconnected VoIP services that, once effective, will replace the FCC's existing CPNI privacy rules. The rules create a new category of protected information called "Customer Proprietary Information" which includes individually identifiable CPNI, PII and content of communications. The rules, among other requirements, establish new transparency, choice and security requirements for Customer Proprietary Information, and include data breach notification requirements. Certain parts of the new rules are already effective; others have been stayed by the FCC pending FCC reconsideration or are still subject to approval by the Office of Management and Budget under the Paperwork Reduction Act.

        The Communications Act and FCC rules also impose breach notification and information security requirements, which may require that we give notice to customers of breaches in some circumstances where notice would not be required by state law.

        Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce and the states. Additional laws, regulations or advisory guidelines could affect our ability to use and share customer information under various additional circumstances.

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

        Our industry is, and will continue to be, highly competitive. Some of our principal residential services competitors, including other cable and local telephone companies, offer services that provide features and functions comparable to the residential high-speed data, video, and/or telephony that we offer, and these competitors offer these services in bundles similar to ours. In most of our markets, cable competitors have invested in their networks and are able to offer a product suite which is comparable to ours. In addition, in some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two-way video, high- speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. These telephone incumbents may also offer satellite video as a part of their bundle, either in partnership with a satellite provider or directly as is the case with AT&T/Direct TV. Consequently, there are more than two providers of "triple-play" services in some of our markets.

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

        The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

        In providing video service, we currently compete with Charter, among others, Comcast, Frontier, Mediacom, Cox, AT&T and Verizon. We also compete with satellite television providers, including AT&T's DirecTV and Dish Networks. Satellite television providers typically offer local broadcast television stations, which further reduces our historical advantage over satellite television providers and our ability to attract and maintain customers.

        In providing local and long-distance telephone services and data services, we compete with the incumbent local phone company in each of our markets as well as other cable providers in our markets. AT&T, CenturyLink, Frontier and Verizon are the primary ILECs in our targeted regions. They offer both local and long-distance services in our markets and are particularly strong competitors. We seek to attract customers away from other telephone companies, and cable television service operators offering telephone services with Internet-based telephony. Cable operators offering voice services and data services in our markets increase competition for our bundled services.

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

        We are exposed to risks associated with prevailing economic conditions, which could adversely impact demand for our products and services and have a negative impact on our financial results. A weakening of economic conditions could lead to reductions in consumer demand for our services, especially premium video services and enhanced features, such as DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service or

"over-the-top" phone service and their video service with Internet-delivered and/or over-air content, which would negatively impact our ability to attract customers, maintain or increase rates and maintain or increase revenue. The expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones, may further reduce consumer demand for our services during periods of weak economic conditions. In addition, providing video services is an established and highly penetrated business. Our ability to gain new video subscribers is partially dependent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in our operating areas declines and/or the number of home foreclosures significantly increases, we may be unable to maintain or increase the number of our video subscribers.

Our future growth is partially dependent upon our edge-out strategy, which may or may not be successful.

        We are strategically focused on driving growth by constructing additional cable networks in order to sell our products and services within communities (generally near or adjacent to our cable network) which we do not currently serve. Generally, residents and enterprises within these communities can already purchase a bundled triple-play offering from other providers, or purchase high-speed data, video and telephony services from other operators on an à la carte basis. Therefore, we are expanding into competitive environments. This effort requires considerable financial and management resources, including reducing the near-term cash generation profile of our business. Additionally, we must obtain pole attachment agreements, franchises, construction permits, telephone numbers and other regulatory approvals to commence operations in these communities. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits and conducting the construction itself have adversely affected our scheduled construction plans in the past and could do so again in the future. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance may suffer.

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

Our future growth is partially dependent upon a business services strategy, which may or may not be successful.

        One of the elements of our growth strategy is to execute upon a meaningful expansion in the business services market. To accomodate this growth, we may commit significant capital investments on technology, equipment and personnel focused on our business services. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business services customers have service level agreements that require us to provide higher standards of service and reliability that may prove difficult to meet. In addition, there is significant competition in business services including significantly larger and better capitalized competitors with greater geographic reach. We may not be able to successfully compete with these competitors or be able to make the operational or financial investments necessary to successfully serve the targeted customer base.

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

        Programming has, been and is expected to continue to be,our largest single operating expense. In recent years, the cable industry has experienced rapid increases in the cost of cable programming, retransmission consent charges for local commercial television broadcast stations and regional sports programming. We expect these trends to continue. As compared to large national providers, our relatively modest base of subscribers limits our ability to negotiate lower programming costs. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming cost increases on to our customers. Furthermore, content providers may be unwilling to enter into distribution arrangements on acceptable terms and owners of non-broadcast video programming content may enter into exclusive distribution arrangements with our competitors. Any inability to pass programming cost increases on to our customers would have an adverse impact on our gross profit and a failure to carry programming that is attractive to our subscribers could adversely impact subscription and advertising revenues.

A decline in advertising revenues or changes in advertising markets could negatively impact our businesses.

        A decline in advertising revenues could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences, by audience fragmentation, by the growing use of new technologies or by the economy in general, any of which may cause advertisers to alter their spending priorities based on these or other factors. Further, natural disasters, wars, acts of terrorism, or other significant adverse events could lead to a reduction in advertising revenues as a result of general economic uncertainty.

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

        In November 2011, the FCC adopted an order reforming core parts of the USF and that also broadly recast the existing intercarrier compensation ("ICC") scheme. The order, which became effective December 29, 2011, established the Connect America Fund ("CAF") to replace support revenues provided by the current USF and redirects support from voice services to broadband services. The order also broadly altered the manner in which affected companies will have to operate their businesses.

        In March 2016, the FCC released its Report and Order regarding universal service support program reform for rate-of-return incumbent local exchange carriers. The Order focuses on broadband, including stand-alone broadband, and seeks to direct federal support to areas lacking broadband. It also reforms legacy support mechanisms to ensure that carriers have the incentives and support to continue investing in robust broadband networks. Rate-of-return incumbent local exchange carriers can choose from two paths for USF support: 1) a model-based option (A-CAM); and 2) a broadband loop support mechanism that will provide support for stand-alone broadband and replace interstate common line support (legacy support). In November 2016, the FCC released a Public Notice announcing that 216 rate-of-return companies elected the A-CAM Cost Model which exceeded the available A-CAM budget by more than $160 million annually. To contend with the oversubscription, the FCC intends to take "other measures that may be necessary" in order to prioritize among electing carriers or modify A-CAM parameters. While our affected subsidiaries did not choose the A-CAM option, we cannot anticipate what changes may come to the A-CAM model and if those changes might impact those carriers like us that have chosen the legacy support path.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our operations, business, financial condition and results of operations.

        We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by a general economic downturn. Dramatic declines in the housing market, including falling home prices and increasing foreclosures, together with significant unemployment, could affect consumer confidence and may cause increased delinquencies in payment or cancellations of services by our customers, or lead to unfavorable changes in the mix of products our customers purchase. A general economic downturn also may affect advertising sales as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our operations, business, financial condition or results of operations.

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

Compliance with, and changes to, environmental, safety and health laws and regulations could result in significant costs or adversely affect us.

        We are subject to a variety of federal, state and local environmental, safety and health laws and regulations., including those governing such matters as the generation, storage, reporting, treating, handling, remediation, use, disposal and transportation of, and exposure to, hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and threatened and endangered species, and health and safety. Noncompliance with such laws and regulations can result in, among other things, imposition of civil or criminal penalties or fines or suspension or cessation of our operations. Such laws and regulations are becoming increasingly more stringent and there can be no assurances that we will not incur significant costs to comply with, or liabilities under, such laws and regulations. Some of our sites have battery and diesel fuel operated powered backup generators or sources. or may have potential contamination risks from historical or surrounding activities. Under certain environmental laws and regulations, we may be liable for the costs of remediating contamination, regardless of fault, which costs could be significant.

"Net neutrality" legislation or regulation could limit our ability to operate our high-speed data service business profitably and to manage our broadband facilities efficiently.

        On December 21, 2010, the FCC adopted new rules imposing "net neutrality" obligations on broadband Internet access providers. The new rules, which became effective on November 20, 2011, were based on the principles of (1) transparency, (2) no blocking and (3) no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers were required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both their website and at the point-of-sale. In addition, subject to "reasonable network management," fixed broadband Internet access providers were prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. Verizon and other parties filed for additional FCC review, and filed an appeal challenging the FCC's authority to issue such rules, which was heard by the U.S. Court of Appeals for the D.C. Circuit. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC's 2010 rules that banned blocking or discriminatory treatment of web sites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators (the "D.C. Circuit Order"). At the same time, the court approved the agency's requirement that broadband providers adequately disclose their policies regarding blocking and "network management" (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.).

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the "Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices and will extend a number of the Title II regulatory requirements to broadband Internet access services, such as compliance with the privacy provisions of Section 222 of the Communications Act.

        The legality of the Open Internet Order was challenged in court by a number of parties. On June 14, 2016, the D.C. Circuit upheld the Open Internet Order.

        The composition of the FCC changed in January 2017. We anticipate that some of the new rules established by the Open Internet Order will be modified by the FCC; however, the impact on our business is unknown.

        If the Open Internet Order survives any further legal challenges and remains unmodified by either future legislation or the FCC as re-composed, the rules imposed by the Order may increase our costs, impact our ability to provide service to our customers and adversely affect our profitability.

Regulation may limit our ability to make required investments or adopt business models that are needed to continue to provide robust high-speed data service.

        The rising popularity of bandwidth-intensive Internet-based services increases the demand for, and usage of, our high-speed data service. Examples of such services include the delivery of video via streaming technology and by download, peer-to-peer file sharing services and gaming services. We need flexibility to develop pricing and business models that will allow us to respond to changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of our systems. Our ability to do so could be restricted by legislative or regulatory efforts to increase the "net neutrality" requirements applicable to cable operators.

Offering telephony service may subject us to additional regulatory burdens, causing us to incur additional costs.

        We offer telephony services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensure that our VoIP services can compete in the telephony market. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as 911 emergency calling, USF collection, Communications Assistance for Law Enforcement Act, privacy, customer proprietary information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us.

Rate regulation could materially adversely impact our operations, business, financial results or financial condition.

        Under current FCC rules, rates for basic service tier ("BST") video service and associated equipment may be regulated where there is no effective competition. Under current FCC rules, cable operators are presumed to be subject to effective competition. In all of the communities we serve, we are not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates due to the lack of effective competition or because of the presumed presence of effective competition. Except for telephony services provided by our operating companies that are ILECs (which are subject to certain rate regulations), there is currently no rate regulation for our other services, including high-speed data and non-ILEC telephony services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for our video services or regulate the rates of other services, such as high-speed data, business data (or special access) services and telephony services, which could impede our ability to raise rates, or require rate reductions, and therefore could adversely affect our operations, business, financial condition or results of operation.

We operate our network under franchises that are subject to non-renewal or termination.

        Our network generally operates pursuant to franchises, permits or licenses typically granted by a municipality or state agency with the authority to grant franchises. Additionally, other state or local governmental entities may exercise control over the use of public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise agreement or the local franchise authority's regulations. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, one or more local authorities may attempt to take such action. We may not prevail in any judicial or regulatory proceeding to resolve such a dispute.

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

If our trade names are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

        We do not own, either legally or beneficially, any trademarks, service marks or trade names in connection with the operation of our business. We cannot assure you that we can obtain all necessary trademarks to adequately protect our intellectual property. It is possible that a third party could bring suit against us claiming infringement of registered trademarks, and if it did so and if there were a court determination against us, we might then be obligated to pay monetary damages, enter into a license agreement, or cease use of any such marks, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

        As a provider of high-speed data, video and telephony services, we are subject to an array of privacy-related laws and regulations that are constantly evolving and can be subject to significant change. In the course of providing service, we collect certain information about our subscribers and their use of our services. Our collection and use of personally identifiable information about our subscribers is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators by Section 631 of the Communications Act. That section generally restricts the nonconsensual collection and disclosure to third parties of cable customers' personally identifiable information by cable operators, subject to certain specified exceptions. Several states and numerous local jurisdictions have enacted privacy laws or franchise privacy provisions that apply to cable services.

        Section 222 of the Communications Act and FCC regulations also govern our use of customer proprietary information (including but not limited to customer proprietary network informational and personally identifiable information) related to our telecommunications services. These rules currently are in flux. In October 2016, the FCC adopted new privacy and security requirements for telecommunications services, including broadband internet access services, and interconnected VoIP services that, once effective, will replace the FCC's existing customer proprietary network information privacy rules. Certain parts of the new rules are already effective; others have been stayed by the FCC pending FCC reconsideration or are still subject to approval by the Office of Management and Budget under the Paperwork Reduction Act. As we continue to provide interactive and other advance services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances.

        We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Nearly all U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that we give notice to customers whose financial account information has been disclosed because of a security breach. Congress is considering legislation to enact security breach notification requirements at the federal level, which may preempt or supplement these state laws and impose additional restrictions on us. The Communications Act and FCC rules also impose breach notification and information security requirements, which may require that we give notice to customers of breaches in some circumstances where notice would not be required by state law. Our efforts to protect customer information may be unsuccessful due to the actions of third parties, technical malfunctions, employee error, employee malfeasance or other factors. If any of these events occur, our customers' information could be used, accessed or disclosed improperly.

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

        We provide our services to areas in Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Kansas, Michigan, Ohio, South Carolina and Tennessee, which are in the Southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States, and the Southeastern or Midwestern United States in particular, could affect all of our markets and could adversely affect our operations, business, financial condition or results of operation.

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

        We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls, due primarily to the recession as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. In addition, we have significant net operation loss ("NOL") carryforwards that are available to offset future operating results, but the availability and value of the NOL carryforwards may be impacted by future changes in federal or state law including corporate tax reform alternatives that are currently being discussed.

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

        In addition, we regularly evaluate, our senior management capabilities in light of, among other things, our business strategy, changes to our capital structure in connection with the acquisition, developments in our industry and markets and our ongoing financial performance. Accordingly, we may consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. Accordingly, our organizational structure and senior management team may change in the future. Changes to our senior management team could result in a material business interruption and material costs, including as a result of severance or other termination payments.

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

Applicable laws and Regulations pertaining to our industry are subject to change.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

        As of December 31, 2016, we had NOL carryforwards, for federal income tax purposes, of approximately $266.8 million, which may be available to offset federal income tax liabilities in the future. We expect to utilize approximately $110.0 million to $130.0 million of our NOL's due to the sale of our Lawrence, Kansas System in 2017, subject to finalization. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We anticipate that the offering will result in a change of ownership under Section 382 for federal and state income tax purposes. Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change and we have analyzed the potential Section 382 impacts on our NOL carryforwards in the event of a Section 382 ownership change. We determined that, although the Section 382 limitation would be significant, our anticipated fair market value and our projected net unrealized built-in gain ("NUBIG") position will likely result in a significant increase in our projected Section 382 limitation. Accordingly, we believe that our projected Section 382 limitation will not result in any significant impacts on our ability to utilize our NOL carryforwards to offset future taxable income or will have any significant impact on future operating cash flows. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we continue to remain profitable.

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

        Avista, Crestview and WOW management own approximately 57%, 37% and 6% of Racecar Holdings, LLC's (our "Parent") outstanding equity, respectively, excluding management incentive units. As a result, Avista and Crestview control the power to elect our board of managers, to appoint members of management and to approve all actions requiring the approval of the holders of our common equity units, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of Avista and Crestview could conflict with the interests of our noteholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Avista and Crestview might conflict with the interests of our noteholders. Equity holders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments even though such transactions might involve risks to our noteholders. Furthermore, Avista and Crestview are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent customers or suppliers of our business. Avista and Crestview may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

  •
  limit our flexibility as a result of our debt service requirements or financial and operational covenants;

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

        Additionally, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital. Failure to comply could also cause a default, which may result in our substantial indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or refinance our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. We expect that the agreements governing our indebtedness will restrict our ability to dispose of assets and use the proceeds from those dispositions and will also restrict our ability to raise debt capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business or financial position.

We may not be able to access the credit and capital markets at the times and in the amounts needed and on acceptable terms.

        From time to time we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

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

        There is a risk that integration difficulties may cause us not to realize expected benefits from acquisitions and may affect our results, including adversely impacting the carrying value of the acquisition premium or goodwill. The long-term success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining businesses.

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

        We experienced net losses for fiscal years 2012 through 2016 and may continue to report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our cable systems. If we continue to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

        Authoritative guidance issued by the Financial Accounting Standards Board requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights be tested annually for impairment or upon the occurrence of a triggering event. If the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. Any such impairment is required to be recorded as a noncash operating loss.

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        We lease our executive corporate offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries.

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

        In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we accrue an expense for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. We are constantly monitoring pending litigation for the purpose of adjusting accruals and revising disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on the consolidated financial position, results of operations, or our cash flows.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no public market for our equity.

Item 6.    Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF WOW

        The following table sets forth selected historical consolidated financial data for WideOpenWest Finance, LLC and its subsidiaries ("WOW") for the periods presented. The balance sheet data as of December 31, 2016 and 2015, and the statement of operations data for the years ended December 31, 2016, 2015 and 2014 set forth below are derived from the audited consolidated financial statements of WOW included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2014, 2013 and 2012 and the statement of operations data for the years ended December 31, 2013 and 2012 are derived from the audited consolidated financial statements of WOW not included in this Annual Report.

        The selected financial data below should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements included elsewhere in this Annual Report. WOW's historical operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Statement of Operations Data:
Revenue	$1,237.0	$1,217.1	$1,264.3	$1,199.7	$910.4

Costs and expenses:
Operating (excluding depreciation and amortization)	668.3	678.6	737.0	663.9	515.0
Selling, general and administrative	116.4	110.6	135.8	135.8	104.4
Depreciation and amortization	207.0	221.1	251.3	256.4	203.9
Management fee to related party	1.7	1.9	1.7	1.7	1.4

	993.4	1,012.2	1,125.8	1,057.8	824.7

Income from operations	243.6	204.9	138.5	141.9	85.7
Other income (expense):
Interest expense	(211.1)	(226.0)	(237.0)	(242.0)	(180.4)
Realized and unrealized gain (loss) on derivative instruments, net	2.3	5.6	4.1	3.4	(9.4)
Gain on sale of assets	—	—	52.9	—	—
Loss on early extinguishment of debt	(38.0)	(22.9)	—	(58.1)	(8.3)
Other income (expense), net	2.2	(0.4)	3.4	(0.2)	0.2

Loss before provision for income tax	(1.0)	(38.8)	(38.1)	(155.0)	(112.2)
Income tax benefit (expense)(1)	(145.7)	(3.9)	14.9	(6.2)	0.7

Net loss	$(146.7)	$(42.7)	$(23.2)	$(161.2)	$(111.5)

Balance Sheet Data:
Total assets	$2,663.8	$2,574.5	$2,768.8	$2,704.9	$2,707.3
Total debt, including capital lease obligations	$2,871.2	$2,882.2	$3,019.3	$2,941.1	$2,806.3
Total liabilities	$3,545.6	$3,427.5	$3,573.2	$3,484.2	$3,325.4
Other Financial Data:
Capital expenditures	$287.5	$231.9	$251.9	$221.9	$158.2

(1)
On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. The change in tax status related to the Company's restructuring resulted in a net deferred tax expense of $125.4 million during the fiscal year ended December 31, 2016.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview

        We are a fully integrated provider of high- speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. We serve markets in twenty Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; Baltimore, Maryland and Lawrence, Kansas. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through (i) acquisitions of cable systems, (ii) upgrades of acquired networks to introduce expanded broadband services including bundled HSD, Video and Telephony services, (iii) construction and expansion of our broadband network to offer integrated high-speed data, video and telephony services and (iv) organic growth of connections through increased penetration of services to new marketable homes and our existing customer base. At December 31, 2016, our networks passed 3,094 thousand homes and served 803 thousand total customers, reflecting a total customer penetration rate of approximately 26%.

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

Crestview Partners

        On December 18, 2015, funds managed by Crestview Advisors, L.L.C., a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista Capital Partners ("Avista") and other unitholders, and also made a $125.0 million primary investment in newly-issued units.

Crestview has extensive experience in telecommunications and we believe this investment will help us capitalize on future growth opportunities.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

        As of December 31, 2016, $123.0 million of proceeds from these transactions have been contributed to us while the remaining $20.1 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down or reflected in our consolidated financial statements.

Partial Redemption of Senior Notes

        On March 20, 2017, we redeemed $95.1 million in aggregate principal amount outstanding of our 10.25% Senior Notes. In addition to the partial redemption, we paid accrued interest on the Notes of $1.7 million and prepayment penalties of $4.9 million. After this partial redemption, we have $729.2 million in principal outstanding of 10.25% Senior Notes.

Retirement of Senior Subordinated Notes

        On July 15, 2016, we redeemed $46.9 million in principal amounts outstanding under our 13.38% Senior Subordinated Notes. In addition to the principal redemption, we paid a call premium of $3.1 million and payment of accrued interest on the notes of $19.7 million.

        On September 15, 2016, we redeemed an additional $159.1 million in principal amount outstanding of our 13.38% Senior Subordinated Notes. In addition, to the principal redemption, we paid $10.7 million in call premium and $3.5 million in accrued interest.

        On December 18, 2016, we fully redeemed the remaining amounts outstanding under our 13.38% Senior Subordinated Notes. We paid $89.0 million in outstanding principal, $5.0 million in accrued interest and $6.0 million in call premium in connection with such earlier retirement. As of December 31, 2016, we have no outstanding Senior Subordinated Notes.

Term B Loans Refinancing

        On August 19, 2016, we entered into a sixth amendment ("Sixth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended ("Credit Agreement"), among us and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

        The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances. The Term B Loan will mature on April 15, 2019 if (i) any of our existing outstanding Senior Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance our existing Senior Notes. The Term B Loan will mature on July 15, 2019 if (i) any of the Company's existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company's existing Senior Subordinated Notes.

        Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. We used the remaining $240.0 million in proceeds to fund our NuLink acquisition and to redeem a portion of our 13.38% Senior Subordinated Notes, as described above. The Company recorded a loss on extinguishment of debt of $10.5 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B Loans.

Refinancing of Term B Loans and payoff of Term B-1 Loans

        On May 11, 2016, we entered into a Fifth Amendment (the "Fifth Amendment") to our Credit Agreement, dated as of July 17, 2012, as amended among us and the other parties thereto.

        The Fifth Amendment, among other provisions, provides for the addition of an incremental $432.5 million in new Term B Loans, which had a maturity date in April 2019 and which bore interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company's Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at the Company's option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The Company recorded a loss on extinguishment of debt of $2.5 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B-1 Loans.

Revolver Extension

        On July 1, 2015, the Company entered into a fourth amendment (the "Fourth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended among us and the other parties thereto.

        Under the Original Credit Agreement, the Company had $200.0 million of borrowings available under its revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver was extended until July 1, 2020 provided that (i) we have no Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisions (i) and (ii) above were not satisfied as of January 1, 2019, then the Revolver would have matured on January 1, 2019. In addition, in the event we were to have outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, we would have been required to pay down such borrowings to the extent of such excess.

NuLink Acquisition

        On September 9, 2016, we finalized our acquisition of HC Cable Opco, LLC d/b/a Nulink in Newnan, Georgia for $54.3 million, all of which we paid in cash. The acquisition extended our HSD, Video and Telephony service and award-winning customer support experience to more than 35,000 additional homes and businesses. The results of operation related to our NuLink acquisition are included in our consolidated financial statements for the year ended December 31, 2016.

Sale of our Lawrence, Kansas Systems

        On October 21, 2016, we entered into a definitive agreement under which Midco, Inc. acquired substantially all of the operating assets of our Lawrence, Kansas System for gross proceeds of approximately $215.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. The transaction was consummated on January 12, 2017. The operations of our Lawrence, Kansas System are reflected in our consolidated statement of operations for the year ended December 31, 2016.

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

Ownership and Basis of Presentation

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Kite, Inc., a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). In the following context, the terms we, us, WOW or the "Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries. See further discussion in Note 18—Income Taxes, regarding the Company's ownership structure.

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

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 95% and 93% of our total assets at December 31, 2016 and December 31, 2015, respectively.

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at customer locations. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect costs using standards developed from operational data, including the proportionate time to perform a new installation relative to the total technical operations activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs have been incurred related to capitalizable activities, and as a result should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

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

        We also, at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems managed by us). For evaluation of our goodwill, we utilize discounted cash flow analysis to estimate the fair value of each reporting unit and compare such value to the carrying amount of the reporting unit. We may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In the event that the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

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

        We also have non-recurring valuations primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired NOL's and other deferred tax assets. To assist us in making these fair value determinations, we may engage third- party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, and any impairment charges that we may report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to periodic or event-driven impairment assessments.

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

Income Taxes

        We account for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

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

        On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. Previously, the Company was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). As a result of the restructuring, the Company became a single member LLC for federal income tax purposes and its taxable income will be reported on WideOpenWest Kite, Inc.'s federal income tax return. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. Previously, the Company has only been required to record current and deferred income taxes relating to its C corporation subsidiaries. The Company does not anticipate that the restructuring will have any significant impact on future operating cash flows as the Company's Parent and its subsidiaries have NOL carryforwards that would significantly reduce any required prospective tax payments.

Homes Passed and Customers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report number of customers that receive at least one of our HSD, Video or Telephony services without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, video subscribers and telephony subscribers as a Revenue Generating Unit ("RGU"). The following table summarizes homes passed, total customers, subscribers and total RGU's for our services as of each respective date (in thousands):

	Mar. 31 2015	June 30 2015	Sep. 30 2015	Dec. 31 2015	Mar. 31 2016	June 30 2016	Sep. 30 2016(2)	Dec. 31, 2016(2)
Homes passed	2,989	2,993	2,997	3,003	3,011	3,023	3,075	3,094
Total customers(1)	799	787	782	778	785	786	801	803
HSD RGUs	722	713	712	712	722	726	742	747
Video RGUs	606	583	564	548	537	524	515	501
Telephony RGUs	340	324	311	297	287	278	267	258

Total RGUs	1,668	1,620	1,587	1,557	1,546	1,528	1,524	1,506

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Includes subscriber numbers from our NuLink asset purchase on September 9, 2016.

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

        Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 87%, 89% and 90% for the years ended December 31, 2016, 2015 and 2014, respectively. Historically, these customer subscriptions may be discontinued by the customer at any time without penalty. Beginning in March 2016, we began offering one and two year contracts that contain early termination fees upon cancellation prior to the contract terms. The remaining approximately 10% of non-subscription revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

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

        Realized and unrealized gain on derivative instruments, net includes adjustments to fair value for the various interest rate swaps and caps we enter on the required portions of our outstanding variable debt. As we do not use hedge accounting for financial reporting purposes, the adjustment to fair value of our interest rate swaps and caps are recorded to earnings at the end of each reporting period.

        We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers without the loss of customers nor do we expect to be able to do so in the future.

Results of Operations

Yearly Comparison

  Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year ended December 31,		Change
	2016	2015	$	%
		(in millions)
Revenue	$1,237.0	$1,217.1	$19.9	2%
Costs and expenses:
Operating (excluding depreciation and amortization)	668.3	678.6	(10.3)	(2)%
Selling, general and administrative	116.4	110.6	5.8	5%
Depreciation and amortization	207.0	221.1	(14.1)	(6)%
Management fee to related party	1.7	1.9	(0.2)	(11)%

	993.4	1,012.2	(18.8)	(2)%

Income from operations	243.6	204.9	38.7	19%
Other income (expense):
Interest expense	(211.1)	(226.0)	14.9	7%
Realized and unrealized gain on derivative instruments, net	2.3	5.6	(3.3)	(59)%
Loss on early extinguishment of debt	(38.0)	(22.9)	(15.1)	(66)%
Other (expense) income, net	2.2	(0.4)	2.6	*

Loss before provision for income taxes	(1.0)	(38.8)	37.8	97%
Income tax (expense)	(145.7)	(3.9)	(141.8)	*

Net loss	$(146.7)	$(42.7)	$(104.0)	*

*
Not meaningful

  Revenue

        Revenue for the year ended December 31, 2016 increased $19.9 million, or 2%, as compared to revenue for the year ended December 31, 2015, as follows:

	Year ended December 31,		Change
	2016	2015	$	%
		(in millions)
Residential subscription	$966.3	$987.3	$(21.0)	(2)%
Business services subscription	109.1	99.7	9.4	9%

Total subscription	1,075.4	1,087.0	(11.6)	(1)%
Other business services	45.6	24.0	21.6	90%
Other	116.0	106.1	9.9	9%

	$1,237.0	$1,217.1	$19.9	2%

        Of the $11.6 million, or 1%, net decrease in Total Subscription Revenue, approximately $102.7 million was attributable to a decrease in Revenue Generating Units ("RGU's") compared to the year ended December 31, 2015. Partially offsetting this decrease was an $84.7 million increase in the Average Revenue Per Unit ("ARPU") of our customer base which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period. Additionally, we had an overall increase in subscription revenue of $6.4 million attributable to our NuLink acquisition.

        The increase in Other business services revenue of $21.6 million, or 90%, is primarily due to revenue generated by our network construction activities and increases in our recurring revenue related to our fiber network.

        The increase in Other revenue of $9.9 million, or 9%, is partially due to increases in advertising revenue.

        The following table details Subscription Revenue by service offering for the years ended December 31, 2016 and December 31, 2015:

	Year ended December 31,		Change
	2016	2015	$	%
		(in millions)
HSD subscription	$373.1	$351.9	$21.2	6%
Video subscription	547.1	547.4	(0.3)	*
Phone subscription	155.2	187.7	(32.5)	(17)%

	$1,075.4	$1,087.0	$(11.6)	(1)%

*
Not meaningful

        HSD subscription revenue increased $21.2 million, or 6%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in HSD subscription revenue is primarily attributable to a $16.1 million increase year over year in HSD ARPU, a $1.5 million increase related to a year over year increase in average HSD RGUs and an increase of $3.6 million in HSD subscription revenue related to our NuLink acquisition.

        Video subscription revenue decreased $0.3 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily attributable to a year over year decrease of $74.7 million in Video RGU's. This decrease was offset by an increase of $72.0 million in Video ARPU and a $2.4 million increase in Video subscription revenue related to our NuLink acquisition.

        Phone subscription revenue decreased $32.5 million, or 17% during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily attributable to a $29.4 million decrease year over year in Phone RGU's and $3.5 million decrease year over year in phone ARPU. Partially offsetting these decreases was an increase of $0.4 million in Phone subscription revenue related to our NuLink acquisition.

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) decreased $10.3 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decreases are primarily due to decreased video programming costs and direct phone costs that correlate to the decreases in video and phone RGU's and decrease in our customer bad debt expense when compared to the prior year ended December 31, 2015. Partially offsetting these decreases were increases in employee related costs, the acquisition of NuLink and increased costs related to our network construction activities when compared to the prior year ended December 31, 2015. Due to the nature of our construction contracts, we record this expense as a pass-through with the corresponding offset in our other business services revenue.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $5.8 million, or 5%, in the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increases are primarily due to increases in our sales and marketing efforts and employee related costs, as well as overall cost related to our NuLink acquisition.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses decreased $14.1 million, or 6%, in the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease is primarily due to certain intangible assets related to our acquisitions becoming fully amortized and an increase in retirements of fully depreciated assets during the year ended December 31, 2016.

  Management Fee to Related Party Expenses

        We pay a quarterly management fee of $0.4 million plus any travel and miscellaneous expenses equally to Avista and Crestview. No management fees were paid to Crestview in 2015.

  Interest Expense

        Interest expense decreased $14.9 million, or 7%, in the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease resulted from lower average outstanding debt and lower interest rates in connection with the refinancing of our Term B loans and the retirement of our higher interest rate Senior Subordinated Debt during the year ended December 31, 2016.

  Realized and Unrealized Gain on Derivative Instruments, Net

        Realized and unrealized gain on derivative instruments was $2.3 million and $5.6 million, for the years ended December 31, 2016 and 2015, respectively. As we do not use hedge accounting for financial reporting purposes, the adjustments to fair value of our interest rate swaps and caps are recorded to earnings at the end of each reporting period. Our interest rate swap expired on July 1, 2016.

  Loss on Early Extinguishment of Debt

        In connection with our Sixth Amendment and Fifth Amendment to our Credit Agreement related to the refinancing of our Term B loans we recorded a loss on extinguishment of debt of $16.8 million during the year ended December 31, 2016, representing the expensing of third party arranger fees and write off of unamortized deferred financing costs. Additionally, on December 18, 2016, September 15, 2016 and July 15, 2016, we made principal payments on our Senior Subordinated Notes and recorded a loss on extinguishment of debt in the amount of $21.2 million, representing early prepayment penalties and write off of deferred financing costs.

        In connection with our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $22.9 million during the year ended December 31, 2015.

  Other Income (Expense)

        Other income (expense) increased $2.6 million for the year ended December 31, 2016 when compared to the same period ended December 31, 2015. During the year ended December 31, 2016, we sold our investment in Tower Cloud Inc. ("Tower Cloud") and recorded a gain on the sale of $2.2 million.

  Income Taxes Benefit (Expense)

        We reported total income tax expense of $145.7 million and $3.9 million during the years ended December 31, 2016 and 2015, respectively. The change in tax status related to our restructuring resulted in a deferred tax expense of $153.0 million during the year ended December 31, 2016. The $153.0 million consisted of $138.9 million in additional deferred tax liabilities that were required as a result of the change in tax status and $14.1 million in additional deferred tax liabilities that were recorded due to state income tax rate impacts. In addition, as a result of the change in tax status, we recorded a deferred tax benefit of $27.6 million due to a reversal of a portion of its existing valuation allowance. We do not anticipate that the restructuring will have any significant impact on future operating cash flows as our Parent and its subsidiaries have NOL carryforwards that would significantly reduce any required prospective tax payments.

        At December 31, 2016, we had available federal NOL carryforwards of approximately $266.8 million that expire between 2023 and 2036. Approximately $146.0 million of this NOL carryforward is subject to an annual utilization limitation under Internal Revenue Code ("IRC") Section 382 due to one or more changes in ownership of Knology, Inc. ("Knology") as of the date of our acquisition of Knology in 2012. We expect to utilize approximately $110.0 million to $130.0 million of our NOL due to the sale of Lawrence, Kansas System in 2017, subject to finalization. We have analyzed the potential Section 382 limitation on our NOL carryforwards and determined that, although $146.0 million of this carryforward relating to Knology is subject to an annual Section 382 limitation, based on the fair market value of Knology at the time of our acquisition of Knology and Knology's net unrealized built-in gain ("NUBIG") position, the NUBIG has resulted in a significant increase in our annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of Knology's assets and Knology's tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 was significantly increased each year during the five-year period beginning on the date of the Section 382 ownership change (the "recognition period"). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, we have determined that the Section 382 limitation relating to the $146.0 million of available NOL carryforwards will not result in any significant impacts on our ability to utilize its NOL carryforwards to offset future taxable income nor will have significant impact on future operating cash flows.

        We also have various state NOL carryforwards totaling approximately $189.6 million. Unless utilized, the state carryforwards expire from 2018 to 2036. Of this amount, approximately $166.3 million is subject to an annual limitation due to an ownership change as previously noted.

  Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year ended December 31,		Change
	2015	2014	$	%
		(in millions)
Revenue	$1,217.1	$1,264.3	$(47.2)	(4)%
Costs and expenses:
Operating (excluding depreciation and amortization)	678.6	737.0	(58.4)	(8)%
Selling, general and administrative	110.6	135.8	(25.2)	(19)%
Depreciation and amortization	221.1	251.3	(30.2)	(12)%
Management fee to related party	1.9	1.7	0.2	12%

	1,012.2	1,125.8	(113.6)	(10)%

Income from operations	204.9	138.5	66.4	48%
Other income (expense):
Interest expense	(226.0)	(237.0)	11.0	5%
Realized and unrealized gain on derivative instruments, net	5.6	4.1	1.5	37%
Gain on sale of assets	—	52.9	(52.9)	*
Loss on early extinguishment of debt	(22.9)	—	(22.9)	*
Other income (expense), net	(0.4)	3.4	(3.8)	(112)%

Loss before provision for income taxes	(38.8)	(38.1)	(0.7)	(2)%
Income tax benefit (expense)	(3.9)	14.9	(18.8)	*

Net loss	$(42.7)	$(23.2)	$(19.5)	(84)%

*
Not meaningful

  Revenue

        Revenue for the year ended December 31, 2015 decreased $47.2 million, or 4%, as compared to revenue for the year ended December 31, 2014 as follows:

	Year ended December 31,		Change
	2015	2014	$	%
		(in millions)
Residential subscription	$987.3	$1,038.2	$(50.9)	(5)%
Business services subscription	99.7	95.8	3.9	4%

Total subscription	1,087.0	1,134.0	(47.0)	(4)%
Other business services	24.0	24.6	(0.6)	(2)%
Other	106.1	105.7	0.4	—%

	$1,217.1	$1,264.3	$(47.2)	(4)%

        Of the $47.0 million, or 4%, net decrease in Total Subscription Revenue, a decrease of $56.6 million was attributable to the disposition of the South Dakota Systems on September 30, 2014. Excluding the impact of the disposition of our South Dakota Systems, Total Subscription Revenue decreased $53.9 million as a result of year over year reductions in average total RGUs. Offsetting these decreases was a $63.5 million increase in Total Subscription Revenue as a result of increases in the ARPU of our customer base which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

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

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $25.2 million, or 19%, in the year ended December 31, 2015, as compared to the year ended December 31, 2014. Approximately $3.5 million of this decrease is related to the sale of our South Dakota systems on September 30, 2014. The remaining $21.7 million decrease is primarily attributable to the reduction in integration related expenses associated with our 2012 acquisition of Knology that were incurred during the fiscal year ended December 31, 2014.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses decreased $30.2 million, or 12%, in the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the sale of South Dakota assets on September 30, 2014.

  Management Fee to Related Party Expenses

        We pay a quarterly management fee of $0.4 million plus any travel and miscellaneous expenses equally to Avista and Crestview. No management fees were paid to Crestview in 2015.

  Interest Expense

        Interest expense decreased $11.0 million, or 5%, in the year ended December, 2015, as compared to the year ended December 31, 2014. This decrease resulted from average lower outstanding debt and lower interest rates in connection with the refinancing of our Term B loans and a principal payment of $150.0 million made in May 2015.

  Realized and Unrealized Gain on Derivative Instruments, Net

        Realized and unrealized gain on derivative instruments, net, increased to a net gain of $5.6 million for the year ended December 31, 2015 as compared to a net gain of $4.1 million in the year ended December 31, 2014. We do not use hedge accounting for financial reporting purposes so the adjustment to fair value of our interest rate swaps and caps are recorded to earnings.

  Gain on Sale of Assets

        For the year ended December 31, 2014, we recorded a gain on sale of assets related to the disposition of our South Dakota Systems (see note 5 to our audited financial statements included elsewhere in this Form 10-K) totaling $52.9 million.

  Loss on Early Extinguishment of Debt

        In connection with our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt representing the expensing of prior deferred financing costs of $22.9 million during the twelve months ended December 31, 2015.

  Other Income (Expense), net

        Other income (expense), net decreased $3.8 million for the year ended December 31, 2015 when compared to the same period ended December 31, 2014. During the year ended December 31, 2014, we recorded a reduction to the contingent liability related to our Bluemile Inc. ("Bluemile") acquisition in the amount of $2.9 million.

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

        At December 31, 2015, we had available federal NOL carryforwards of approximately $221.2 million that expire between 2025 and 2035. Approximately $146.0 million of this NOL carryforward is subject to an annual utilization limitation under Internal Revenue Code ("IRC") Section 382 due to one or more changes in ownership of Knology as of the date of our acquisition of Knology in 2012. We have analyzed the potential Section 382 limitation on our NOL carryforwards and determined that, although $181.6 million of this carryforward relating to Knology is subject to an annual Section 382 limitation, based on the fair market value of Knology at the time of our acquisition of Knology and Knology's NUBIG position, the NUBIG has resulted in a significant increase in our annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of Knology's assets and Knology's tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 was significantly increased each year during the five-year period beginning on the date of the Section 382 ownership change (the "recognition period"). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, we have determined that the Section 382 limitation relating to the $146.0 million of available NOL carryforwards will not result in any significant impacts on our ability to utilize its NOL carryforwards to offset future taxable income nor will have significant impact on future operating cash flows.

        We also have various state NOL carryforwards totaling approximately $191.2 million. Unless utilized, the state carryforwards expire from 2019 to 2035. Of this amount, approximately $151.6 million is subject to an annual limitation due to an ownership change as previously noted.

Liquidity and Capital Resources

        At December 31, 2016, we had $129.5 million in current assets, including $30.8 million in cash and cash equivalents and $251.1 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,871.2 million, of which $22.7 million is classified as current in our consolidated balance sheet.

        On January 12, 2017 we consummated the divestiture of substantially all of the operating assets of our Lawrence, Kansas System to Midco, Inc. In connection with the closing of this transaction, we received $210.9 million in net cash consideration representing gross proceeds of approximately $215 million less certain normal and customary purchase price adjustments set forth in the agreement and transaction related fees and expenses.

        On December 18, 2015, under a purchase agreement entered into by Parent, Avista and Crestview (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unitholders, and made a $125.0 million primary investment in newly-issued units.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

        As of December 31, 2016, $123.0 million of proceeds from these transactions have been contributed to us while the remaining $20.1 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down and reflected in our consolidated financial statements.

        On July 15, 2016, we made a $69.7 million payment towards the 13.38% Senior Subordinated Notes. Such payment included a partial redemption totaling $46.9 million of the outstanding principal balance of the notes, call premium of $3.1 million and the payment of accrued interest on the notes of $19.7 million.

        On September 15, 2016, we redeemed an additional $159.1 million in principal amount outstanding of our 13.38% Senior Subordinated Notes. In addition to the principal redemption, we paid $10.7 million in call premium and $3.5 million in accrued interest.

        On December 18, 2016, we redeemed our 13.38% Senior Subordinated Notes in full. We paid $89.0 million in outstanding principal, $5.0 million in accrued interest and $6.0 million in call premium in connection with such early retirement.

        On March 20, 2017, we redeemed approximately $95.1 million in aggregate principal amount of Senior Notes using cash on hand. Following such redemption, $729.9 million in aggregate principal amount of 10.25% Senior Notes remain outstanding.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. At December 31, 2016, we had borrowing capacity of $182.7 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities decreased $17.9 million from $213.0 million for the year ended December 31, 2015 to $195.1 million for the year ended December 31, 2016. The decrease is primarily due to cash payments associated with fees for the early extinguishment of debt related to our refinancing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015. Partially offsetting this decrease was an increase in operating income for the year ended December 31, 2016 compared to the year ended December 31, 2015.

        Net cash provided by operating activities increased $11.5 million from $201.5 million for the year ended December 31, 2014 to $213.0 million for the year ended December 31, 2015. The increase is due primarily to an increase in operating earnings and changes in operating assets and liabilities.

Investing Activities

        Net cash used in investing activities increased $88.9 million from $232.5 million cash used in investing activities for the year ended December 31, 2015 to $321.4 million cash used in investing activities for the year ended December 31, 2016. The increase is primarily due to our asset purchase of NuLink of $54.3 million. Capital expenditures were $287.5 million and $231.9 million for the years ended December 31, 2016 and 2015, respectively. The increase in capital expenditures is primarily due to our build out of our fiber network in our Midwest region. Partially offsetting these cash uses was a one-time sale of our investment in Tower Cloud Inc. of $17.7 million.

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

Financing Activities

        Net cash provided by (used in) financing activities increased $268.3 million from $177.8 million used in financing activities for the year ended December 31, 2015 to $90.5 million provided by financing activities for the year ended December 31, 2016. The increase for the year ended December 31, 2016 is primarily due to the additional $240.0 million proceeds from the refinancing of our Term B loans plus a contribution from our Parent of $123.0 million. Adding to this increase was a pay down of $150.0 million on our Term B-1 loans during the year ended December 31, 2015. Partially offsetting these increases were additional payments and redemptions of approximately $295.0 million on our Senior Subordinated Notes during the year ended December 31, 2016.

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

Contractual Obligations

        We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet. The long term debt obligations are our principal payments on cash debt service obligations. Capital lease obligations are future lease payments on certain video equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016.

        The following table summarizes certain of our obligations as of December 31, 2016 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Long term debt obligations	$2,889.2	$30.7	$872.3	$41.4	$1,944.8
Fixed-rate interest(1)	253.7	84.6	169.1	—	—
Capital lease obligations	4.9	2.2	2.3	0.4	—
Operating lease obligations(2)	28.8	7.7	11.9	5.7	3.5

Total	$3,176.6	$125.2	$1,055.6	$47.5	$1,948.3

(1)
The fixed rate interest payments included in the table above assumes that our fixed-rate Notes outstanding as of December 31, 2016 will be held to maturity. Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $2,059.8 million of variable-rate Senior Secured Credit Facilities as of December 31, 2016 is held to maturity, and utilizing interest rates in effect at December 31, 2016, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2016 is anticipated to be approximately $94.6 million for fiscal year 2017, $212.8 million for fiscal years 2018-2019, $225.3 million for fiscal years 2020-2021 and $192.5 million thereafter. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2016.

(2)
In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $6.7 million, $8.0 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

New Accounting Pronouncements

        See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, "Recent Accounting Pronouncements" of the Notes for a description of new accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2016, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 2.00%). The applicable margins for the Term B Loans may change depending on the Company's leverage ratio, from a minimum of 3.50% up to a maximum of 4.00% for adjusted LIBOR loans or a minimum of 2.50% up to a maximum of 3.00% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2016) would result in an annual interest expense change of up to approximately $20.7 million on our Senior Secured Credit Facility.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm are included in this annual report beginning on page F-1.

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

        As of December 31, 2016, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on management's assessment utilizing these criteria we believe that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Name	Age	Position
Steven Cochran	45	Chief Executive Officer and Manager
Richard E. Fish, Jr.	51	Chief Financial Officer
Cash Hagen	42	Chief Operating Officer*
Cathy Kuo	51	Executive Vice President, Strategy & Engagement**
Craig Martin	65	General Counsel and Secretary
Scott Russell	49	Chief Marketing and Sales Officer***
David Burgstahler	48	Manager
Brian Cassidy	43	Manager
Daniel Kilpatrick	36	Manager
Jeffrey Marcus	70	Chairman and Manager
Phil Seskin	53	Manager
Ben Silbert	46	Manager
Joshua Tamaroff	31	Manager

*
Until October 2016, Mr. Hagen served as our Chief Technical Officer

**
Until October 2016, Ms. Kuo served as our Chief Operating Officer.

***
Mr. Russell was appointed to such position in October 2016.

        The following is a brief biography of our Parent's executive officers, managers and certain key employees:

        Steven Cochran, Chief Executive Officer and Manager.    Mr. Cochran is our Chief Executive Officer and a member of our Board of Managers, positions he has held since April 1, 2014. Before his appointment as CEO, he had been our Chief Financial Officer from October 2002 until July 2012, our Chief Operating Officer from 2008 to April 1, 2014, and our President from 2010 to April 1, 2014. Prior to joining WOW, Mr. Cochran was with Millenium Digital Media from May 1998 to October 2002 where he served as the Senior Vice President and Chief Financial Officer during the last year of his time there. Mr. Cochran also worked in public accounting at Arthur Andersen and Co. Mr. Cochran received his undergraduate degree in Economics and holds a Master's of Accounting Science from the University of Illinois—Urbana Champaign.

        Richard E. Fish, Jr., Chief Financial Officer.    Mr. Fish joined the WOW team in January 2013 as Chief Financial Officer and brings 24 years of experience in various financial, operational and business development leadership positions in the telecommunications industry to WOW. Prior to joining WOW, Mr. Fish served as the Executive Vice President & Chief Financial Officer at ITC^DeltaCom where he was responsible for all finance, accounting and treasury related functions. Prior to ITC^DeltaCom, Mr. Fish was the Chief Financial Officer at ICG Communications and served in various financial and operating leadership positions with AT&T and Teleport Communications Group. Mr. Fish began his career with Arthur Andersen and Co., received his undergraduate degree from the University of Nebraska and is a Certified Public Accountant.

        Cash Hagen, Chief Operating Officer.    Mr. Hagen is our Chief Operating Officer, a position he has held since October, 2016. Prior to accepting such position, Mr. Hagen served as our Chief Technical

Officer since joining WOW in January 2008. Prior to his experience at WOW, Mr. Hagen served in various technology and business development positions at Nortel Networks from January 2003 to December 2007. He has also held a number of leadership positions at BigBand Networks, ADC Telecommunications, Antec and Cox Communications. He received his undergraduate degree from Lindenwood University and his Masters in Business Administration from Benedictine University.

        Cathy Kuo, Executive Vice President, Strategy & Engagement.    Ms. Kuo is our Executive Vice President, Strategy & Engagement, as position she has held since October 2016. Ms. Kuo previously served as our Chief Operating Officer since April 1, 2014. Before her appointment as Chief Operating Officer, Ms. Kuo had been our Chief Marketing Officer since December 2010 and Senior Vice President of Marketing since 2001. Prior to joining WOW, Ms. Kuo served as Vice President of Branding & Partnership Marketing and Vice President of Consumer Offerings for AT&T Broadband from February 1999 to November 2001. Ms. Kuo started working in the cable industry in 1997 when she joined Tele-Communications, Inc. as Director of Marketing. She received her undergraduate degree in Business Economics from Brown University.

        Craig Martin, General Counsel and Secretary.    Mr. Martin is the Company's General Counsel and Secretary, positions he has held since joining our predecessor in January 2000. Prior to joining WOW, Mr. Martin served as the Chief Operating Officer and Chairperson of the cable and telecommunications practice group of Howard & Howard Attorneys, PC. He received his undergraduate degree from Amherst College, his Masters of Science degree from Trinity College, Dublin and his Juris Doctor from the University of Notre Dame.

        Scott Russell, Chief Marketing and Sales Officer.    Mr. Russell was appointed as our Chief Marketing and Sales Officer in September 2016. He previously served as our Vice President, Marketing from May 2016 to September 2016. Mr. Russell brings over 22 years of Internet, network and communications experience to WOW Prior to joining WOW Mr. Russell served as Vice President and General Manager at CenturyLink from 2011 to 2015. From 2000 to 2011, Mr. Russell held executive level positions at AT&T Broadband, Level 3 and Qwest Communications. Additionally, Mr. Russell served in various capacities at Tele-Communications, Inc. and Southern Pacific Lines Mr. Russell received a Master of Science in marketing from the University of Colorado-Denver and a Bachelor of Science in business administration from Lewis and Clark College.

        David Burgstahler, Manager.    Mr. Burgstahler is the President and Co-Managing Partner of Avista and the Chief Executive Officer of Avista Healthcare Public Acquisition Corp. Mr. Burgstahler was a founding partner of Avista in 2005 and since 2009, has been the President of Avista. Prior to forming Avista, Mr. Burgstahler was a partner of DLJ Merchant Banking Partners. Mr. Burgstahler was at DLJ Investment Banking from 1995 to 1997 and at DLJ Merchant Banking Partners from 1997 through 2005. Prior to that, Mr. Burgstahler worked at Andersen Consulting (now known as Accenture plc) and McDonnell Douglas (now known as The Boeing Company). Mr. Burgstahler currently serves as a Director of ACP Mountain Holdings, Inc., Avista Healthcare Public Acquisition Corp., AngioDynamics, INC Research Holdings, Inc., Lantheus Holdings Inc. and Osmotica Holdings S.C.Sp. Mr. Burgstahler previously served as a Director of BioReliance Holdings, Inc., ConvaTec Group plc, and Warner Chilcott plc. Mr. Burgstahler holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and a Master of Business Administration from Harvard Business School. Mr. Burgstahler was selected to serve on our Board of Managers because of his extensive finance and management background, with over 20 years in banking and private equity finance, and his experience serving as a director for a diverse group of private and public companies.

        Brian Cassidy, Manager.    Mr. Cassidy is a Manager of our Parent. Mr. Cassidy is a Partner at Crestview Partners, having joined the firm in 2004. He currently serves as co-head of the Crestview Partners' media and communications investment strategy. Mr. Cassidy is currently a director of Crestview portfolio companies Camping World Holding, Inc., NEP Group, Inc., Interoute

Communications Holdings, the parent company of CORE Media Group and Cumulus Media, Inc. He was previously involved with the firm's investments in ValueOptions, Inc., OneLink Communications, Charter Communications, Inc. and Insight Communications. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. He also worked for one year as the acting CFO of a portfolio company. Mr. Cassidy was also an investment banking analyst at Alex Brown & Sons, where he completed a range of financing and M&A assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy was selected to serve on our Board of Managers because of his leadership skills as co-head of Crestview's media and communications investment strategy, his current and prior directorship experience in the industry, and his private equity investment and company oversight experience and background with respect to acquisitions debt financings and equity financings.

        Daniel Kilpatrick, Manager.    Mr. Kilpatrick is a Principal at Crestview Partners and joined the firm in 2009 after receiving his Master in Business Administration from the Stanford Graduate School of Business. Mr. Kilpatrick works across a variety of sectors, including media. Mr. Kilpatrick is currently a director of Crestview portfolio companies Accuride Group Holdings, Inc., Camping World Holdings, Inc., the parent company of CORE Media Group, NYDJ Apparel and WideOpenWest, Inc. and was previously director of Symbion, Inc. Mr. Kilpatrick received his Bachelor of Arts degree from Yale University. Mr. Kilpatrick was selected to serve on our Board of Managers because of his private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings.

        Jeffrey Marcus, Chairman of the Board.    Mr. Marcus joined Crestview as a partner in 2004 and is a member of its Investment Committee. Mr. Marcus is the co-head of Crestview's media and communications investment strategy. Mr. Marcus previously served as the President and Chief Executive Officer of AMFM (formerly Chancellor Media Corporation), one of the nation's largest radio broadcasting companies. Mr. Marcus was also the founder and Chief Executive Officer of Marcus Cable, which at the time of its sale in 1998 was the largest privately held cable company in the United States. Prior to his involvement with Marcus Cable, Mr. Marcus founded Marcus Communications, which was merged into Western Tele-Communications. Following such merger, Mr. Marcus was the CEO of the renamed company, WestMarc Communications. Mr. Marcus is a Director of Camping World Holdings, Inc. and NEP Group, Inc. and serves as Chairman of Cumulus Media. He has served on a variety of other public and private company boards of directors, including Brinker International, AMFM, Charter Communications, Insight Communications, OneLink Communications, WestMarc Communications and DS Services, where he served as Chairman. Mr. Marcus received a Bachelor of Arts degree in economics from the University of California-Berkeley. Mr. Marcus was selected to serve on our Board of Managers because of his extensive experience as CEO of several companies in the broadcast and communications industry, his leadership skills as co-head of Crestview's media and communications investment strategy, and his current and prior directorship experience in the industry.

        Phil Seskin, Manager.    Prior to joining Avista in 2012 as an Industry Executive, Mr. Seskin spent more than two decades at Verizon Communications, most recently as a Senior Vice President of Corporate Development. At Verizon, Mr. Seskin worked on initiatives that spanned more than 20 countries and involved strategy, acquisitions, operating issues, valuation, cross-border currency, tax and regulatory issues. Mr. Seskin also played a significant role in securing board, regulatory, and other necessary approvals in transactions. Prior to his role as Senior Vice President of Corporate Development, Mr. Seskin held a number of positions at Verizon, including Vice President, Corporate Development; Managing Director, Mergers and Acquisitions; and Managing Director, Financial Planning and Investment Analysis. Mr. Seskin also founded Verizon Strategic Investments, the company's venture capital operation. Mr. Seskin was instrumental in building new companies and creating shareholder value through mergers, acquisitions, joint ventures, organic investment, operating initiatives, and diverstitures, totaling over $150 billion in the United States, Europe, Latin America and Asia. Mr. Seskin serves as a Director of Telular Corporation, and is a Trustee of Big Brothers Big Sisters of New York City. Mr. Seskin has also served as a Director of Databank Holdings and a Trustee of New York Downtown Hospital until its merger with New York Presbyterian. Mr. Seskin received a Bachelor of Arts from Adelphi University in 1985 and a Master in Business Administration in 1992 from Hofstra University. Mr. Seskin was selected to serve on our Board of Managers because of his industry knowledge and operating expertise developed over years of experience in the industry and his leadership skills and strategic guidance.

        Benjamin Silbert, Manager.    Mr. Silbert is the general counsel and Secretary of Avista. Mr. Silbert was one of the founding members of Avista in 2005. Prior to joining Avista, Mr. Silbert was at DLJ Merchant Banking Partners from 2001 to 2005. Mr. Silbert advised DLJ Merchant Banking Partners as internal counsel on a number of investments and divestitures, in addition to fund and partnership matters. Prior to joining DLJ Merchant Banking Partners, Mr. Silbert was a lawyer in the private equity and mergers and acquisitions practice groups of Morgan, Lewis & Bockius LLP, which he joined in 1996. Mr. Silbert received a Bachelor of Arts from Haverford College and a Juris Doctor degree from Columbia Law School. Mr. Silbert was selected to serve on our Board of Managers because of his significant legal experience and expertise and experience advising numberous organizations, which offers a unique view point as a director.

        Joshua Tamaroff, Manager.    Mr. Tamaroff joined Avista in 2009 and serves as a Vice President. Prior to joining Avista, Mr. Tamaroff worked as an Analyst in the leveraged finance group at Lehman Brothers and Barclays Capital. Mr. Tamaroff currently serves as a director of InvestorPlace Media. Mr. Tamaroff received a Bachelor of Science from Cornell University and a Master of Business Administration from the Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. Mr. Tamaroff was selected to serve on our Board of Managers because of his private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings.

Board of Managers

        The Board of Managers is responsible for the management of our business. The Board of Managers is comprised of nine managers. Pursuant to the Fifth Amended and Restated Members Agreement of Parent, dated as of December 18, 2015 (the "Members Agreement"), Avista has the right to appoint five managers to the Board of Managers. David Burgstahler, Phil Seskin, Ben Silbert and Joshua Tamaroff were appointed by Avista. Crestview currently has the right to appoint three managers to the Board of Managers. Messrs. Cassidy, Marcus, and Kilpatrick were appointed by Crestview. There is currently an open position on the Board, and the ninth manager is to be our chief executive officer, which resulted in the appointment of Mr. Cochran.

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

Code of Ethics

        We have adopted a code of conduct and ethics for all of our employees, including our principal executive, financial and accounting officers and our controller, or persons performing similar functions, and each of the non-employee managers on our Board of Managers. The Code of Ethics is available in the "Investor Relations" section of our website at www.woway.com. Waivers of the Code of Ethics, if any, will be made by the Board of Managers and will be publicly disclosed in the "Investor Relations" section of our website.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis ("CD&A") provides information regarding the 2016 fiscal year compensation program for each individual who served as a principal executive officer or principal financial officer during 2016 and the three other executive officers at fiscal year-end who were our most highly compensated executives, including each such executive who filled such position during any portion of 2016. Those individuals were (the "named executive officers" or "NEOs"):

  •
  Steven Cochran, Chief Executive Officer ("CEO")

  •
  Richard E. Fish, Jr., Chief Financial Officer

  •
  Craig Martin, General Counsel and Secretary

  •
  Cathy Kuo, Executive Vice President, Strategy & Engagement

  •
  Cash Hagen, Chief Operating Officer

  •
  Scott Russell, Chief Marketing and Sales Officer

        Unless the context requires otherwise, references to the "Compensation Committee" or the "Committee" in this CD&A refer to the Compensation Committee of our Board.

Executive Summary

        The following is a summary of key aspects of our 2016 compensation programs for our named executive officers:

  •
  Multi-faceted compensation program.  Each named executive officer participates in three primary elements of the Company's executive compensation program: a base salary, an annual cash bonus, and beginning in 2016, a long term equity incentive plan. Base salaries provide a fixed amount of compensation that is required to retain key executives. Annual bonuses are awarded based upon achievement of specified performance targets established in connection with our annual bonus plan, which in 2016 was the 2016 Management Bonus Plan ("2016 MBP"). In addition, following the Crestview investment and the Fifth Amended and Restated Operating Agreement of Parent (the "Amended Operating Agreement") our Board adopted the Racecar Holdings, LLC Profits Interest Plan, a new long-term management equity plan (the "Management Equity Plan"), further described below, under which equity incentive awards were granted in 2016.

  •
  Emphasis on pay-for-performance.  Cash bonuses under the 2016 MBP may be earned based on individual performance and the achievement of specified quantitative and qualitative performance measures.

  •
  Employment Agreements.  Each named executive officer is subject to an employment agreement with the Company. Those agreements generally provide for cash severance upon a termination by the Company without cause or by the employee for good reason. The employment agreements do not provide tax gross-ups.

  •
  Merit-Based Increases in Base Salaries.  During 2016, each of Mr. Cochran, Mr. Fish, Mr. Martin, Ms. Kuo, and Mr. Hagen received a 2% merit-based increase in their base salaries consistent with other employees.

  •
  Adjustments due to Changing Executive Roles.  In October 2016, the Company made adjustments to the base salaries of Ms. Kuo and Mr. Russell as a result of their transition into different roles as executives.

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

Compensation Philosophy and Objectives

        The Company's 2016 compensation program for its executive officers was designed to attract, motivate, reward and retain key executives and employees to enhance membership interest value by emphasizing performance-based compensation. The Company believes that its compensation programs link performance to both annual and long-term goals and objectives and provides total compensation that is both fair and competitive.

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

        In February 2016, our Board and compensation committee adopted a new long-term equity incentive program (the "Management Equity Plan") administered under the Racecar Holdings, LLC Profits Interest Plan in order to align executive pay with long term gains in membership interest value and long-term financial performance results. The Management Equity Plan contemplates that Management Incentive Units will be issued pursuant to grant agreements, pursuant to which 50% of the units will time-vest ratably at 25% per year over a four year period ("Time Vesting Units"), and 50% of the units will vest in accordance with the achievement of certain performance targets ("Performance Vesting Units").

        The primary objectives of our 2016 compensation program are to:

  •
  Attract and retain the best possible executive talent; and

  •
  Achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives.

        In 2017, we expect that our Compensation Committee will continue to revisit our compensation program and may make adjustments in light of changes to Parent's ownership structure, current market conditions and potential shifts in strategic direction.

Compensation Determination Process

  Compensation Differences Among Named Executive Officers

        The Company does not have a fixed internal pay equity scale but rather determines the compensation for each position based upon individual responsibilities and market dynamics. The job titles of our named executive officers in 2016 were as follows: Steven Cochran, Chief Executive Officer; Richard E. Fish, Jr., Chief Financial Officer; Craig Martin, General Counsel and Secretary; Cathy Kuo, Chief Operating Officer until October 2016 and thereafter Executive Vice President, Strategy & Engagement; Cash Hagen, Chief Technical Officer until October 2016, and thereafter Chief Operating Officer; and Scott Russell, Chief Marketing and Sales Officer since October 2016.

        Peer group analysis plays a significant factor in establishing total compensation for our named executive officers. The total compensation among our named executive officers varies as a result of each executive's individual performance and overall duties and responsibilities.

  Role of the Board and Chief Executive Officer

        All executive compensation decisions are made by our Compensation Committee. The Committee takes significant direction from the recommendations of our CEO regarding the design and implementation of the executive compensation program, as Mr. Cochran has significant involvement in, and knowledge of, the Company's business goals, strategies and performance, the overall effectiveness of the executive officers and each person's individual contribution to the Company's performance. In 2016, Mr. Cochran developed and recommended appropriate performance measures and targets for individual compensation levels. Mr. Cochran does not make recommendations with respect to his own compensation. In addition, when making its decisions, the Compensation Committee considers the following factors:

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

Elements of Executive Compensation

        Our compensation program is weighted towards performance-based compensation, reflecting our philosophy of increasing our long-term value and supporting strategic imperatives, as discussed above. Total compensation and other benefits consist of the following elements:

  •
  Base salary;

  •
  Annual cash incentive (bonus) compensation; and

  •
  Long-term equity incentive compensation.

        We do not offer a defined benefit pension plan. The Compensation Committee supports a competitive employee benefit package, but does not support executive perquisites or other supplemental programs targeted to executives.

Base Salary

        Each named executive officer received a base salary paid in cash. The employment agreements for each named executive officer established a base salary, subject to annual increases at the Company's discretion. Annual merit increases are generally effective in May of the applicable year. The Committee and the CEO rely primarily on peer group analyses in determining annual salary increases while also considering the Company's overall performance, and the individual's experience, current performance and potential for advancement. Named executive officers, consistent with most WOW employees in 2016, received a 2 percent merit increase during 2016.

        The following table sets forth the approximate base salaries approved for the named executive officers in 2015 and 2016, reflecting the increases effective in April of 2015 and May of 2016:

Name	2015 Base Salary	2016 Base Salary
Steven Cochran	$625,000	$637,500
Cathy Kuo(1)	$384,375	$392,063
Craig Martin	$357,247	$364,393
Richard Fish, Jr.	$322,875	$329,333
Cash Hagen	$322,875	$329,333
Scott Russell(2)	N/A	$240,000

(1)
Ms. Kuo's 2016 base salary was decreased to $290,000 in October 2016 consistent with a change in position and responsibilities.

(2)
Mr. Russell's 2016 base salary was increased to $315,000 in October 2016 consistent with a change in position and responsibilities.

2016 Management Bonus Plan Compensation

        Each year, our Compensation Committee, in consultation with the company's CEO, establishes an annual incentive bonus plan. In 2016, that plan was the 2016 MBP, which established incentive cash bonuses for each of our named executive officers based upon the achievement of certain business and individual or department objectives, including most prominently adjusted consolidated earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") (40% of total bonus pool). For this purpose, we define Adjusted EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), gains (losses) realized and unrealized on derivative instruments, management fees to related party, the write-up or write-off of any asset, debt modification expenses, loss on extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including equity based compensation expense) and certain other income and expenses, as further defined in our credit facilities. For compensation determination purposes, certain pro forma adjustments relating to acquisitions and dispositions are made to Adjusted EBITDA. The Compensation Committee also evaluated other factors such as capital expenditure goals, certain goals relating to business services and HSD growth, as well as qualitative factors such as customer experience goals. The evaluations are entirely not driven by formula, but rather ambitious targets were set and various factors considered in evaluating the degree to which these overall objectives were met.

        Bonus levels are set as a percentage of base salary and are established based upon the individual's job-related responsibilities and corresponding impact on overall company performance. Assuming achievement of the company's designated performance goals as described above and satisfactory performance of the named executive officer (as determined by the Compensation Committee and/or the CEO), either the Compensation Committee or the CEO makes the final determination of participant bonus awards for the named executive officers other than the CEO. The Compensation Committee makes the final determination of a bonus award as it relates to the CEO.

        The following table sets forth the specific target bonus (specified as a percentage of base salary, as in place when the targets were set), after adjustment for the merit increase described above for each of the named executive officers:

Name	Target Bonus (% of Base Salary)	Target Bonus Amount ($)
Steven Cochran	100%	$637,500
Cathy Kuo(1)	50%	$196,031
Craig Martin	40%	$145,757
Richard Fish, Jr.	40%	$131,733
Cash Hagen	40%	$131,733
Scott Russell(1)	40%	$96,000

(1)
Target Bonus as a percentage of Base Salary Target Bonus Amounts for each of Ms. Kuo and Mr. Russell were prorated in connection with their respective transition into new roles. In the case of Ms. Kuo, the Target Bonus Amount was calculated based on 50% of her Base Salary until October 2016 and 40% of her reduced Base Salary for the balance of 2016. For Mr. Russell, the Target Bonus percentage was calculated based on 30% of his Base Salary until October 2016 and 40% of his increased Base Salary for the balance of 2016.

        In general, and subject to the discretion of the Compensation Committee, bonuses were designed to be paid out under the 2016 MBP if certain internal performance and operating metrics were met, including most prominently the Company's Adjusted EBITDA. The threshold for any bonus to be paid was set at 30% achievement of the target goals, while the maximum achievable bonus was 150% of each named executive officer's target bonus, with linear increases between such threshold, target and maximum amounts. In all cases, the Compensation Committee and the CEO retain the authority to adjust reported financial measures for unusual or nonrecurring items that impact the results in a given year and/or that were not contemplated when the original targets were set. They are also permitted to use negative discretion and determine not to award any bonuses under the 2016 MBP. The Compensation Committee customarily utilizes this discretion as appropriate.

        Taking into account the evaluation of the Company's achievement of the goals described above and Company performance as a whole, the Compensation Committee elected to award each named executive officer 39.6% of the target bonus amount under the 2016 MBP.

Management Equity Plan

        In February 2016, our Board adopted the Management Equity Plan. Prior to the Crestview investment, our Parent had previously issued incentive equity under the Parent's Fourth Amended and Restated Operating Agreement (the "Prior Operating Agreement"). Each of these incentive units were either sold, forfeited, or converted into equity in connection with the Crestview investment. The Management Equity Plan was created to refresh the Company's long-term equity plan in connection with the Amended Operating Agreement. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table" for a description of the Management Equity Plan. Grants under the Management Equity Plan are not expected to be automatically made on an annual basis. However, as a means to create meaningful long-term incentives to management and to refresh the employee incentive program for retention purposes, on May 31, 2016 new Incentive Units were granted to our named executive officers as follows: Mr. Cochran was awarded 29,107 Incentive Units, Mr. Fish was awarded 19,502 Incentive Units, Mr. Hagen was awarded 17,464 Incentive Units, each of Ms. Kuo and Mr. Martin was awarded 11,643 Incentive Units, and Mr. Russell was awarded 11,643 Incentive Units.

Retirement Plans

        In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our named executive officers that are consistent with market practices. We offer a 401(k) qualified defined contribution retirement plan for our employees, including named executive officers, we match 25% of each participant's voluntary contributions subject to a limit of the first 4% of the participant's compensation. The matching contributions vest 25% annually over a four year period.

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

Equity Ownership Guidelines

        Prior to the Crestview investment, grants of equity incentive units were subject to the provisions of the amended and restated Members Agreement dated July 17, 2012 and the amended and restated Registration Rights Agreement dated May 1, 2006 (as further revised by way of amendment dated July 17, 2012) which, among other things, restricted the transferability of such units in order to ensure alignment with our equity investors. Future grants of equity incentive units will be subject to the provisions of the Amended Operating Agreement, the Management Equity Plan developed pursuant thereto, as well as the amended and restated Registration Rights Agreement dated December 18, 2015. We do not maintain formal equity ownership guidelines, and do not expect to do so in the near term.

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

Tax and Accounting Implications

        In 2016, we were not subject to Section 162(m) of the Internal Revenue Code (the "Code"), as amended. In the event we become subject to Section 162(m) of the Code, the Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies annually.

        The Compensation Committee operates its compensation programs with the intention of either complying with, or being exempt from, the requirements of Section 409A of the Code. We account for stock-based payments with respect to our long-term equity incentive award program in accordance with the requirements of Financial Accounting Standard Board ("FASB") ASC 718—Stock Compensation ("ASC 718").

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

 SUMMARY COMPENSATION TABLE

        The table below summarizes the total compensation paid to, or earned by, the named executive officers in 2016, 2015 and 2014.

Name and Principal Position	Year	Salary	Incentive Units(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Steven Cochran	2016	$633,173	$1,112,075	$252,616	$292,915	(2)	$2,290,779
Chief Executive Officer	2015	$620,384	—	$562,559	$12,949	(3)	$1,195,892
	2014	$605,919	—	—	$15,699	(4)	$621,618
Craig Martin	2016	$361,920	$448,838	$57,758	$54,244	(5)	$922,760
General Counsel and Secretary	2015	$354,566	—	$128,622	$5,059	(6)	$488,247
	2014	$349,504	—	—	$2,593	(7)	$352,097
Richard E. Fish, Jr.	2016	$327,097	$751,802	$52,201	93,451	(8)	$1,224,551
Chief Financial Officer	2015	$320,452	—	$116,247	—		$436,699
	2014	$310,385	—	—	—		$310,385
Cash Hagen	2016	$327,097	$673,237	$52,201	$115,319	(9)	$1,167,854
Chief Technical Officer	2015	$320,452	—	$116,247	$5,237	(10)	$441,936
	2014	$311,194	—	—	$2,881	(11)	$314,075
Cathy Kuo	2016	$365,849	$448,838	$69,860	109,633	(12)	$994,180
Chief Operating Officer	2015	$381,491	—	$172,987	$5,163	(13)	$559,641
	2014	$357,567	—	—	$4,390	(14)	$361,957
Scott Russell(15)	2016	$150,462	$475,791	$20,562	—		$646,815
Chief Marketing and Sales Officer

(1)
This column reports information with respect to the Incentive Units that were granted to our named executive officers in 2014, 2015 and 2016.

With respect to the Incentive Units granted in 2014 under the Prior Operating Agreement, the Company engaged a valuation expert, Fair Value Advisors, to assist in determining the grant date value of the Incentive Units awards in accordance with FASB ASC 718. A binomial fair value model was used and resulted in an immaterial amount for all incentive Units granted in 2012, less than $2,000. The Company, using a similar binomial fair value model for its 2013 and 2014 awards, determined that the grant date value of the Incentive Units was immaterial. As such, no grant date fair value is included in this column for these awards. This amount does not necessarily reflect the actual value a named executive officer may have received upon a sale or conversion of such awards.

With respect to the Incentive Units granted in 2016 under the Amended Operating Agreement, the Company engaged a valuation expert, KPMG LLP, to assist in determining the grant date value of the Incentive Units awards in accordance with FASB ASC 718. Using a market approach which derives value form a recent transaction which involved the Company's equity. Based on this market approach the Company used a option pricing method ("OPM") due to the complexity of its capital structure. The OPM backsolve was then constructed where the total equity value is a dependent variable that is necessary to reconcile to the recent transaction event that included equity. Based on this methodology the Company determined that the grant date fair value of the Time Vesting Units was $77.10 per unit and utilized such value for purposes of compensation expense which is recognized as such units vest. The grant date fair value of the Performance Vesting Units, due to the speculative nature of the vesting conditions, is not included in the Company's compensation expense or the tables above, rather the Company expects to book such expense when, as, and if such performance-vesting Units vest.

(2)
For 2016, consists of a $285,713 cash payment received pursuant to a retention plan adopted by the Company in connection with the termination of certain profits interests in the Company previously forfeited by plan participants upon the closing of the Crestview investment (a "retention plan payment"), a distribution of $2,906 from the Company's 401(k) plans made for compliance reasons, and $4,296 in earnings on the Company's nonqualified deferred compensation plan.

(3)
For 2015, consists of a distribution of $5,287 from the Company's 401(k) plans made for compliance reasons, and $7,662 in earnings on the Company's nonqualified deferred compensation plan.

(4)
For 2014, consists of employer contributions to the Company's 401(k) plan and earnings on the Company's nonqualified deferred compensation plan.

(5)
For 2016, consists of a $51,378 retention plan payment, a distribution of $2,719 from the Company's 401(k) plans made for compliance reasons, and $147 in earnings on the Company's nonqualified deferred compensation plan.

(6)
For 2015, consists of a $5,059 distribution of the Company's 401K plans made for compliance reasons.

(7)
For 2014, consists of employer contributions to the Company's 401(k) plan.

(8)
For 2016, consists of a retention plan payment.

(9)
For 2016, consists of a $112,429 retention plan payment, a $2,890 distribution of the Company's 401K plan made for compliance reasons.

(10)
For 2015, consists of $5,237 distribution of the Company's 401K plan made for compliance reasons.

(11)
For 2014, consists of employer contributions to the Company's 401(k) plan made for compliance reasons.

(12)
For 2016, consists of a retention plan payment.

(13)
For 2015, consists of $5,163 distribution of the Company's 401K plans made for compliance reasons.

(14)
For 2014, consists of employer contributions to the Company's 401(k) plan.

(15)
Mr. Russell was appointed as an executive officer in October 2016 and hired in May 2016.

GRANTS OF PLAN-BASED AWARDS IN 2016

        The following table provides information about plan-based awards granted to the named executive officers in 2016.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Units (#)(2)
									Grant Date Fair Value of Stock Awards ($)(3)
Name	Performance Period/Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steve Cochran	5/31/2016	$191,250	$637,500	$956,250	—	14,553.5	—	14,553.5	1,112,075
Cathy Kuo	5/31/2016	$43,986	$146,619	$219,929	—	5,821.5	—	5,821.5	448,838
Cash Hagen	5/31/2016	$39,520	$131,733	$197,560	—	8,732.0	—	8,732.0	673,237
Craig Martin	5/31/2016	$47,327	$157,757	$236,635	—	5,821.5	—	5,821.5	448,838
Richard E. Fish, Jr.	5/31/2016	$39,250	$131,733	$197,560	—	9,751.0	—	9,751.0	751,802
Scott Russell	5/31/2016	$30,960	$103,200	$154,800	—	1,750.0	—	1,750.0	134,925
Scott Russell	10/7/2016	—	—	—	—	4,071.5	—	4,071.5	340,866

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

(3)
Grant date fair value is attributed to the Time Vest Units awards under FASB ASC Topic 718. See Footnote 1 to the Summary Compensation Table for a description of how these values were derived.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards

Non-Equity Incentive Plan—2016 Management Bonus Plan

        Non-Equity Incentive Plan—2016 Annual Bonus Plan.    For the participating named executive officers, the target bonus amount was based on the achievement of several internal company goals, including Adjusted EBITDA, business services and HSD growth, capital expenditures and customer satisfaction. Each named executive officer earned 39.6% of the target bonus. The Compensation Committee based its determination on actual Company results, qualitative and quantitative data, and overall Company performance.

Management Equity Plan

        Equity Incentive Plan—2016 Management Equity Plan.    Our Management Equity Plan is governed by the Racecar Holdings, LLC Profits Interest Plan, dated February 3, 2016, and the terms and conditions of the relevant grant agreements executed in connection with Incentive Unit Grants from time to time. The maximum number of Incentive Units (including issued and outstanding Incentive Units) available for issuance under the Management Equity Plan is 295,667 units, or approximately 8% of the total outstanding units of Parent excluding Incentive Units, which may be either authorized and unissued units or units held in or acquired for our treasury. In general, if Incentive Units under the Management Equity Plan for any reason are cancelled, forfeited, expired or terminated, such Incentive Units will be available for the further grant of awards under the Management Equity Plan.

        Incentive Units granted under the Management Equity Plan are intended to constitute a "profits interest" in the Parent for tax purposes. Generally, our named executive officers are granted these Incentive Units at no purchase price, and then those Incentive Units are subject to a combination of time and performance-based vesting conditions from time to time. Upon vesting, the named executive officer receives a Class D unit in the Parent. Such Class D units represent a right to a fractional portion of the profits and distributions of Parent in excess of a "participation threshold" determined in accordance with the Amended Operating Agreement. The Class D units are in a secondary position to the other outstanding classes of units in the Parent, in that in any event in which the equity is valued and paid out, holders of the Class D units are only paid if an amount at least equal to the applicable participation threshold is first allocated to all of the outstanding classes of units under the Amended Operating Agreement.

        The Board or any specified committee thereof (the "Administrator") has full authority to administer and interpret the Management Equity Plan, including the power to determine the form, amount and other terms and conditions of awards. Awards granted under the Management Equity Plan will be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award. Except as otherwise provided in the applicable award agreement, a participant has no rights as a member with respect to Incentive Units covered by any award until the participant becomes the record holder of such Incentive Units. The Administrator, in its sole discretion, may provide in an award agreement that such award is subject to cancellation, in whole or in part, due to violation of covenants relating to non-competition, non-solicitation, non-disclosure and certain other activities that conflict with, or are adverse to, our interests. Notwithstanding any other provision of the Management Equity Plan, the Board of Managers may at any time amend any or all of the provisions of the Management Equity Plan, or suspend or terminate it entirely, retroactively or otherwise, subject to certain limitations. Awards granted under the Management Equity Plan are generally non-transferable (other than by will or the laws of descent and distribution) except that the Administrator may provide for the transferability of awards to certain family members and related trusts, partnerships and limited liability companies.

 OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

        The following table provides information on the holdings of equity awards by our named executive officers as of December 31, 2016.

		Equity Awards(1)
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Steven Cochran	5/31/2016	10,915.1	(3)	—	14,553.5	(4)	—
Craig Martin	5/31/2016	4,366.1	(3)	—	5,821.5	(4)	—
Richard E. Fish, Jr.	5/31/2016	7,313.3	(3)	—	9,751.0	(4)	—
Cathy Kuo	5/31/2016	3,667.5	(6)	—	5,821.5	(4)	—
Cash Hagen	5/31/2016	6,549.0	(3)	—	8,732.0	(4)	—
Scott Russell	5/31/2016	1,312.5	(3)	—	1,750.0	(4)	—
Scott Russell	10/7/2016	4,071.5	(5)	—	4,071.5	(4)	—

(1)
Represents Incentive Units granted to our named executive officers under the Management Equity Plan.

(2)
The Incentive Units represent a profits interest in the Parent. No value is realized as a result of vesting of those units. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

(3)
Vests pro rata over four years on December 18 of each such year.

(4)
Vest only upon a liquidity event (as defined in the relevant Incentive Unit grant agreement) only to the extent the applicable participation threshold is first allocated to all of the outstanding classes of units under the Amended Operating Agreement, provided that the holder of the Incentive Units is still employed as of the date of such liquidity event.

(5)
Vests pro rata over four years on June 30 of each such year.

(6)
In Connection with Ms. Kuo title change, vesting is 37% year one, 58% year two, 79% year three and 100% year four.

OPTION EXERCISES AND EQUITY UNITS VESTED IN 2016

        The Company does not issue stock options to any of its employees. The following table provides information on Management Incentive Units held by our named executive officers that vested in 2016.

	Incentive Units
Name	Number of Incentive Units Acquired on Vesting(#)	Value Realized on Vesting ($)(1)
Steven Cochran	3,638.4	—
Cathy Kuo	2,154.0	—
Cash Hagen	2,183.0	—
Craig Martin	1,455.4	—
Richard E. Fish Jr.	2,437.8	—
Scott Russell	437.5	—

(1)
The Incentive Units represent a profits interest in the Parent. No value is realized as a result of vesting of those units. See "Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

Pension Benefits in 2016

        We do not offer our executives or others a pension plan. Retirement benefits are limited to participation in our 401(k) plan with an employer discretionary match for employee deferrals of up to 4% of base salary, subject to applicable IRC contribution limitations.

Nonqualified Deferred Compensation in 2016

        The following table shows certain information concerning non-qualified deferred compensation activity in 2016 for our named executive officers.

NONQUALIFIED DEFERRED COMPENSATION IN 2016

Name	Executive Contributions in 2016 ($)	Company Contributions in 2016 ($)	Aggregate Earnings in 2016 ($)(1)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at 12/31/2016 ($)
Steven Cochran	—	—	$4,296	$138,600	$227,905
Craig Martin	—	—	$147	—	$38,971

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

        Other Named Executive Officers' Employment Agreements.    The Company entered into letter agreements relating to employment with each Messrs. Martin, Fish, Hagen and Russell and Ms. Kuo. Each such letter agreement was executed using the same form of agreement. None of those letter agreements specify a minimum term. The letter agreements provide for an annual base salary (subject to annual review for increase only) and an annual bonus award (based upon formulas to be established in the Company's sole discretion, such as annual budgeted EBITDA, achievement of budgeted customer retention, and acquisition of customer satisfaction ratings). Each of those agreements also permit the named executive officers to participate in the Company's employee benefit plans as are generally made available to our senior executives, including insurance programs and other fringe employee benefits.

        Upon termination of the employment of Messrs. Martin, Fish, Hagen, Russell or Ms. Kuo by the Company without cause or by the employee for good reason, such employee shall receive severance equal to 1 year's salary to be paid in 12 equal monthly installments (subject to the employee's execution of a release in favor of the Company and continued compliance with the restrictive covenants set forth in the letter agreement). The letter agreements do not provide for severance payments upon any other termination.

  Change of Control/Severance Payment Table as of December 31, 2016

        The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change of control, assuming such event occurs on December 31, 2016. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

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

  •
  Although the Incentive Units become fully vested upon a change in control, they are not included in the table below. This is because the Incentive Units represent a profits interest in the Parent. As such, no value is received as a result of the vesting of those units, unless the change of control qualifies as a liquidity event under the applicable grant agreement and the applicable participation threshold is first allocated to all of the outstanding classes of units under the Amended Operating Agreement. See "—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Management Equity Plan" for a description of the Incentive Units.

CHANGE IN CONTROL AND SEVERANCE PAYMENTS AS OF DECEMBER 31, 2016

	Cash Severance ($)	Total ($)
Steven Cochran(1) Termination without cause or for good reason	$1,275,000	$1,275,000
Cathy Kuo(2) Termination without cause or for good reason	$290,000	$290,000
Craig Martin(2) Termination without cause or for good reason	$364,393	$364,393
Richard E. Fish, Jr.(2). Termination without cause of for good reason	$329,333	$329,333
Cash Hagen(2) Termination without cause or for good reason	$329,333	$329,333
Scott Russell(2) Termination without cause or for good reason	$315,000	$315,000

(1)
Calculated as 2 times Mr. Cochran's salary in effect as of December 31, 2016.

(3)
Calculated as 1 times the named executive officer's base salary in effect as of December 31, 2016.

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

        Effective October 20, 2012, we appointed Mr. Seskin a Manager of the Company. He currently receives an annual fee of $50,000.

        Mr. Seskin has received, in 2016, in consideration for service on our Board of Managers, 148.7 prior Incentive Units and Incentive Units.

        We do not compensate our board members with per meeting fees. Our managers are reimbursed for any expenses incurred in connection with their service.

Compensation Committee Interlocks and Insider Participation

        During 2016, the members of our compensation committee were Messrs. Burgstahler and Marcus. Mr. Burgstahler is a Co-Managing Partner and President of Avista while Mr. Marcus is a partner at Crestview. Avista provides us with advisory services pursuant to a Financial Advisory Agreement and certain amounts owing to Avista are paid to Crestview.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

  Security Ownership of Certain Beneficial Owners

        As of December 31, 2016, Parent indirectly owns all of our issued and outstanding equity interests through its direct subsidiary, Racecar Acquisition, LLC, which in turn owns all of the capital stock of WideOpenWest Kite, Inc., our direct parent company.

        Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P. (collectively, the "Avista I Funds"), Avista Capital Partners III, L.P., Avista Capital Partners (Offshore) III, L.P. and Avista Capital Partners (Offshore) III-A, L.P. (collectively, the "Avista III Funds" and, together with the Avista I Funds, the "Avista Funds"), and ACP Racecar Co-Invest, LLC, (together with the Avista Funds, the "Avista Entities") collectively own, as of December 31, 2016, approximately 57% of Parent's issued and outstanding equity interests and 57% of Parent's voting interests. Avista Capital Partners GP, LLC exercises voting and dispositive power over the equity interests of Parent held by the Avista I Funds. Avista Capital Partners III GP, L.P. exercises voting and dispositive power over the equity interests of Parent held by the Avista III Funds. Avista Capital Managing Member, LLC exercises voting and dispositive power over Avista Capital Partners GP, LLC and Avista Capital Partners III GP, L.P. Voting and disposition decisions at Avista Capital Managing Member, LLC are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler, David Durkin and Sriram Venkataraman.

        Crestview W1 Co-Investors, LLC, Crestview W1 TE Holdings, LLC, and Crestview W1 Holdings, L.P. (collectively, the "Crestview Entities") collectively own, as of December 31, 2016, approximately 37% of Parent's issued and outstanding equity interests and 37% of Parent's voting interests. Crestview Partners III GP, L.P. exercises voting and dispositive power over the equity interests of Parent held by the Crestview Entities. Voting and disposition decisions of Crestview Partners III GP, L.P. are made by an investment committee, the members of which are Barry Volpert, Robert Delaney, Jr., Thomas Murphy, Jr., Brian Cassidy, Jeffrey Marcus, Quentin Chu, Robert Hurst, Alexander Rose, Richard DeMartini and Adam Klein. None of the foregoing persons has the power individually to vote or dispose of any shares. Each of the foregoing individuals disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest.

        Unitholders, excluding the Avista Entities and the Crestview Entities, collectively own, as of December 31, 2016, approximately 6% of Parent's issued and outstanding equity interests and approximately 1% of Parent's voting interests. As of December 31, 2016, none of such individuals holds more than 1% of Parent's issued and outstanding voting equity interests.

Item 13.    Certain Relationships and Related Transactions, and Manager Independence

Services Agreement

        Avista entered into a financial advisory agreement (the "Financial Advisory Agreement") pursuant to which Parent retained Avista to provide certain advisory and consulting services, including, without limitation, general advisory services in relation to Parent and its subsidiaries (including WOW), management and business; identification, analysis, support and negotiation of acquisitions and dispositions; analysis, support and negotiation of financing alternatives, including, without limitation, in connection with acquisitions, capital expenditures and refinancing of existing indebtedness; finance functions, including assistance in the preparation of financial projections; and strategic planning functions, including evaluating major strategic alternatives. In addition, the Financial Advisory Agreement provides that Parent shall pay Avista a quarterly management fee (the "Management Fee") equal to $375,000 (of which 50% will be paid to Crestview pursuant to the Consulting Agreement), plus reasonable out-of-pocket expenses incurred in connection with services provided under the Financial Advisory Agreement. See also "—Consulting Agreement." Further, upon any transaction entered into by Parent or its affiliates in which Avista has provided advice and assistance to Parent under the Financial Advisory Agreement (other than a transaction constituting a Change of Control (as defined in Parent's credit agreement)), the Financial Advisory Agreement provides that Parent shall pay Avista reasonable and customary advisory fees for the advice and services provided by Avista (in addition to the Management Fee) (the "Transaction Fee"). The Financial Advisory Agreement terminates upon the earlier of July 17, 2022, the date upon which Parent pays to Avista all amounts that would otherwise be payable pursuant to the Financial Advisory Agreement through July 17, 2022 or such earlier time as Avista terminates the Financial Advisory Agreement by delivering Notice to the Company.

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

Item 14.    Principal Accounting Fees and Services

Audit-Related Fees

Principal Accounting Firm

        BDO USA, LLP acted as the Company's principal accountant in 2016 and 2015, and is expected to serve as the Company's independent registered public accounting firm for 2017.

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

Audit Fees

        During the years ended December 31, 2016, 2015 and 2014, we incurred fees and related expenses for professional services rendered by BDO USA, LLP for the audits of our and our subsidiaries' financial statements, for the review of our and our subsidiaries' interim financial statements and registration statement filings totaling approximately $0.7 million, $0.6 million and $0.6 million, respectively.

Audit-Related Fees

        We did not incur any audit-related fees during the years ended December 31, 2016 and 2015, respectively.

Tax Fees

        None.

All Other Fees

        We did not incur any other fees during the years ended December 31, 2016, 2015 and 2014.

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

Item 16.    Form 10-K Summary

        None

Report of Independent Registered Public Accounting Firm

Board of Managers and Members
WideOpenWest Finance, LLC
Englewood, Colorado

        We have audited the accompanying consolidated balance sheets of WideOpenWest Finance, LLC and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in members' deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WideOpenWest Finance, LLC and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method for the presentation of debt issuance costs in 2016 and 2015 due to the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.

/s/ BDO USA, LLP

Atlanta, Georgia
March 23, 2017

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in millions)
Assets
Current assets
Cash and cash equivalents	$30.8	$66.6
Accounts receivable—trade, net of allowance for doubtful accounts of $9.4 and $6.6, respectively	87.2	82.6
Accounts receivable—other	0.2	2.0
Prepaid expenses and other	11.3	15.7

Total current assets	129.5	166.9
Plant, property and equipment, net (note 6)	995.1	865.3
Franchise operating rights (note 7)	1,066.6	1,048.5
Goodwill (note 7)	460.7	454.1
Intangible assets subject to amortization, net (note 8)	7.6	18.1
Investments (note 10)	0.9	16.6
Other noncurrent assets	3.4	5.0

Total assets	$2,663.8	$2,574.5

Liabilities and members' deficit
Current liabilities
Accounts payable—trade	$21.0	$17.7
Accrued interest	47.3	65.3
Accrued liabilities and other (note 11)	109.9	106.5
Current portion of debt and capital lease obligations (notes 12 and 13)	22.7	20.6
Current portion of fair value of derivative instruments (notes 16 and 17)	—	2.3
Current portion of unearned service revenue	50.2	50.4

Total current liabilities	251.1	262.8
Long term debt and capital lease obligations—less current portion and debt issuance costs (notes 12 and 13)	2,848.5	2,861.6
Deferred income taxes, net (note 18)	426.9	291.3
Unearned service revenue	14.5	10.8
Other noncurrent liabilities	4.6	1.0

Total liabilities	3,545.6	3,427.5

Commitments and contingencies (note 21)
Members' deficit (note 19)	(66.8)	(184.7)
Accumulated deficit	(815.0)	(668.3)

Total members' deficit	(881.8)	(853.0)

Total liabilities and members' deficit	$2,663.8	$2,574.5

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015	2014
	(in millions)
Revenue	$1,237.0	$1,217.1	$1,264.3

Costs and expenses:
Operating (excluding depreciation and amortization)	668.3	678.6	737.0
Selling, general and administrative	116.4	110.6	135.8
Depreciation and amortization	207.0	221.1	251.3
Management fee to related party (note 22)	1.7	1.9	1.7

	993.4	1,012.2	1,125.8

Income from operations	243.6	204.9	138.5
Other income (expense):
Interest expense	(211.1)	(226.0)	(237.0)
Realized and unrealized gain on derivative instruments	2.3	5.6	4.1
Gain on sale of assets	—	—	52.9
Loss on early extinguishment of debt (note 9)	(38.0)	(22.9)	—
Other income (expense), net	2.2	(0.4)	3.4

Loss before provision for income tax	(1.0)	(38.8)	(38.1)
Income tax (expense) benefit, net (note 18)	(145.7)	(3.9)	14.9

Net loss	$(146.7)	$(42.7)	$(23.2)

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Changes in Members' Deficit

	Member Common Units						Total
	Class A	Class B	Class C series(1)	Class D	Members' Deficit	Accumulated Deficit	Members' Deficit
		(in millions, except Unit amounts)
Balances at January 1, 2014	2,848,596	588	403,342	—	$(176.9)	$(602.4)	$(779.3)
Management Unit grants repurchases, net	—	—	6,801	—	(1.9)	—	(1.9)
Net loss	—	—	—	—	—	(23.2)	(23.2)

Balances at December 31, 2014	2,848,596	588	410,143	—	$(178.8)	$(625.6)	$(804.4)

Management Unit grants repurchases, net	—	(110)	(20,748)	—	(0.4)	—	(0.4)
Distribution to parent	—	—	—	—	(5.0)	—	(5.0)
Cancelled unvested units	—	—	(114,086)	—	—	—	—
C units converted to A and B units	52,556	162,281	(275,309)	—	—	—	—
Other	—	—	—	—	(0.5)	—	(0.5)
Net loss	—	—	—	—	—	(42.7)	(42.7)

Balances at December 31, 2015	2,901,152	162,759	—	—	$(184.7)	$(668.3)	$(853.0)

Management Unit grants repurchases, net	—	—	—	201,696	—	—	—
Contribution from Parent	539,400	—	—	—	123.0	—	123.0
Distribution to Parent	—	—	—	—	(6.2)	—	(6.2)
Non-cash compensation expense (note 19)	—	—	—	—	1.1	—	1.1
Net loss	—	—	—	—	—	(146.7)	(146.7)

Balances at December 31, 2016	3,440,552	162,759	—	201,696	$(66.8)	$(815.0)	$(881.8)

(1)
See note 19.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest Finance, LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net loss	$(146.7)	$(42.7)	$(23.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207.0	221.1	251.3
Realized and unrealized gain on derivative instruments (notes 16 and 17)	(2.3)	(5.6)	(4.1)
Deferred income taxes (note 18)	137.4	3.7	(18.9)
Provision for doubtful accounts	21.4	24.9	24.1
Gain on sale of assets	—	—	(52.9)
Amortization of debt issuance costs and premium, net	7.6	12.3	15.6
Gain on sale of investment	(2.2)	—	—
Other non-cash items	0.1	(0.6)	(2.2)
Loss on early extinguishment of debt (note 12)	7.4	22.9	—
Premium from debt issuance	—	—	13.0
Non-cash compensation	1.1	—	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Receivables and other operating assets	(17.7)	(21.5)	(35.3)
Payables and accruals	(18.0)	(1.5)	34.1

Net cash provided by operating activities	$195.1	$213.0	$201.5

Cash flows from investing activities:
Capital expenditures	$(287.5)	$(231.9)	$(251.9)
Anne Arundel Broadband majority interest purchase, net of cash acquired (note 4)	—	—	(5.1)
NuLink asset purchase (note 4)	(54.3)	—	—
Proceeds from South Dakota systems asset sale	—	—	262.0
Sale of investment	17.7	—	—
Other investing activities	2.7	(0.6)	0.6

Net cash provided by (used in) investing activities	$(321.4)	$(232.5)	$5.6

Cash flows from financing activities:
Proceeds from issuance of debt (note 12)	$2,505.1	$1,410.4	$193.2
Payments on debt and capital lease obligations	(2,529.6)	(1,581.6)	(151.4)
Distribution to parent (note 22)	(6.2)	(5.0)	—
Contribution from parent (note 22)	123.0	—	—
Payment of debt issuance costs (note 19)	(1.8)	(0.4)	—
Repurchase of management units	—	(0.4)	(1.9)
Other	—	(0.8)	—

Net cash provided by (used in) financing activities	$90.5	$(177.8)	$39.9

Increase (decrease) in cash and cash equivalents	(35.8)	(197.3)	247.0
Cash and cash equivalents, beginning of period	66.6	263.9	16.9

Cash and cash equivalents, end of period	$30.8	$66.6	$263.9

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$222.6	$215.3	$217.1

Cash paid during the periods for income taxes	$2.9	$5.0	$—

Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$11.0	$(5.7)	$2.6

Assets acquired under capital lease obligations	$—	$0.1	$7.5

The accompanying notes are an integral part of these consolidated financial statements

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements

1. Organization

        WideOpenWest Finance, LLC ("WOW") was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest Kite, Inc. ("Kite"), a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). On March 15, 2017, the Company changed the legal name of Kite to WideOpenWest, Inc. and Parent to WideOpenWest Holdings, LLC. In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries. See further discussion in Note 18—Income Taxes, regarding the Company's ownership structure.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one reporting segment.

        Pursuant to the operating agreement of the Parent, as amended (the "Operating Agreement"), the Parent has issued various classes of common units. Because the Parent's primary asset is its investment in the Company, of Racecar Holdings, LLC. ownership structure related to its ultimate ownership of WOW and has been "pushed down" to the Company. All of the Company's ownership units and unit holders discussed herein are legally the Parent's.

Ownership and Basis of Presentation

        WOW was organized in Delaware on November 13, 2001 and is wholly owned by Kite. Kite is a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of the Parent. In the following context, the terms WOW or the "Company" may refer, as the context requires, to WOW or collectively WOW and its subsidiaries.

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

        The change in the allowance for doubtful accounts consists of the following for the years ended December 31 (in millions):

	2016	2015
Balance at beginning of year	$6.6	$11.5
Provision charged to expense	21.4	24.9
Accounts written off	(20.8)	(24.1)
Change in unreturned equipment reserves	1.6	(5.3)
Other	0.6	(0.4)

Balance at end of year	$9.4	$6.6

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

Asset Impairments

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the undiscounted cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, the Company would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

estimated fair value. The Company had no triggering events or impairment of its long-lived assets in any of the periods presented.

Franchise Operating Rights

        The Company evaluates the recoverability of its franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a franchise operating right is less than its carrying amount. The Company evaluates the franchise operating rights for impairment by comparing the carrying value of the intangible asset to its estimated fair value. Any excess of the carrying value over the fair value would be expensed as an impairment loss.

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

        There were no impairments of franchise operating rights in any of the periods presented as the fair values of indefinite lived intangible assets computed using the methodology described above was in excess of their carrying values.

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Significant judgment by management is required to determine estimates and assumptions used in the valuation of plant, property and equipment, intangible assets and goodwill. Through December 31, 2016, the Company has not recognized an impairment of these items.

Debt Issuance Costs

        Debt issuance costs incurred by the Company are capitalized and are amortized over the life of the related debt using the effective interest rate method and are included with long-term debt in the accompanying consolidated balance sheets.

Other Noncurrent Assets

        Other noncurrent assets are comprised primarily of long-term prepaid software costs, prepaid franchise fees, and prepaid site leases. All prepaids are recognized as operating expenses over the period of usage.

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

Revenue Recognition

        Charges for HSD, Video and Telephony services are billed in advance. Revenue for equipment rental, advertising, Video on Demand ("VOD") and pay-per-view programming is recognized as the service is provided based upon monthly service charges or fees per event in the period that the services are provided and are generally billed in arrears. Amounts billed in excess of recognized revenue are recorded as unearned service revenue. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amounts are deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable system. The Company also leases to third parties some of its fiber network. Upfront fees for these lease agreements are recorded as unearned revenue and recognized as revenue over the term of the lease.

        Under the terms of the Company's non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing video (but not HSD or telephony services) to the local franchise authority. The Company normally passes these fees through to its video subscribers. Franchise fees collected and paid are reported as revenues and operating expenses, respectively. Revenue from advertising sales is recognized when the commercial announcements are broadcast.

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

Advertising Costs

        The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2016, 2015 and 2014 was $22.9 million, $20.4 million and $19.6 million, respectively.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

        On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. Previously, the Company was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). As a result of the restructuring, the Company became a single member LLC for federal income tax purposes and its taxable income will be reported on WideOpenWest Kite, Inc.'s federal income tax return. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. Previously, the Company has only been required to record current and deferred income taxes relating to its C corporation subsidiaries.

        The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing NOL and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The financial statement effects of a tax position are recognized when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more-likely-than-not such net deferred tax assets will not be realized. Certain of the Company's valuation allowances and tax uncertainties are associated with entities that it acquired in business combinations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties related to income tax liabilities are included in income tax expense.

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements such as interest rate swaps and interest rate caps. All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the derivative instruments in effect during the period were designated as hedges for financial reporting purposes.

Share-based Compensation

        The Company's share-based compensation consists of awards of management incentive units. Compensation costs associated with these awards are based on the estimated fair value at the date of grant and are recognized over the period in which any related services are provided or when it is probable any related performance condition will be met and distributions are declared. The Company estimates forfeiture on these awards based on historical data. The Company recorded $1.1 million of compensation expense during the year ended December 31, 2016. Compensation expense was not significant for the years ended December 31, 2015 and 2014.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Segments

        The Company's operations are managed on the basis of geographic operating segments. The Company has evaluated the criteria for aggregation of the operating segments and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its operations. Each geographic service area utilizes similar means for delivering the programming of the Company's services; has similarity in the type or class of customer receiving the products and services; distributes the Company's services over a unified network; and operates within a consistent regulatory environment. In addition, each of the operating segment results have similar economic characteristics. In light of the Company's similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic operating structure, management has determined that the Company has one reportable segment, broadband services.

Recent Accounting Pronouncements

        In August 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-15 to topic 230, Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to our financial statements. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial position, results of operations and cash flows.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial position, results of operations and cash flows.

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

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018.

        The Company has completed a comprehensive analysis of its revenue streams and contractual arrangements to identify the effects of ASC 606 and is in the process of finalizing new accounting and reporting policies, processes, and internal controls related to the adoption of the new revenue recognition standard. Under our current accounting policies, the Company recognizes revenue related to installation activities upfront to the extent of direct selling costs, which generally results in recognition of revenue when the installation related activities have been provided to the customer. Under the new revenue recognition standard, the majority of the Company's installation related activities are not considered to be separate performance obligations and non-refundable upfront fees related to installations must be assessed to determine whether they provide the customer with a material right. As a result of the Company's analysis performed, we expect to recognize installation revenue (i) for month-to-month service contracts over the period which the customer is expected to benefit from the ability to avoid paying an additional fee upon renewal and (ii) for fixed term service contracts (e.g., 12 months to 24 months) ratably over the term of the contract. In addition, the Company will be required to capitalize costs associated with obtaining and fulfilling contracts with our customers, including sales commissions, and will amortize these costs over the expected life of the customer. The Company's installation revenue and sales commission expense represent approximately 2% of total revenue and expense, respectively, and any changes resulting from adoption of the new pronouncement are not expected to have a material impact to the financial statements. The Company is continuing to review and evaluate other matters which are expected to have a less significant impact that may result from adoption of the standard.

        ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. The Company has not yet decided which implementation method it will adopt.

        In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08"), which amends the principal-versus-agent implementation guidance and illustrations in ASC 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to determining the appropriate unit of account under the revenue standard's principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard's control principle. ASU 2016-08 has

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the same effective date as ASU 2014-09 and requires adopting ASU 2016-08 by using the same transition method used to adopt ASU 2014-09. The Company does not believe this will have a material the Company's results of operation, financial condition or cash flows.

  Recently Adopted Accounting Pronouncements

        In April 2015, the FASB issued ASU 2015-03, simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this pronouncement has been reflected in the consolidated balance sheets. The Company has adjusted the accompanying December 31, 2015 consolidated balance sheet by decreasing long term debt by $35.4 million. See further disclosure in Note 12—Long-Term Debt and Capital Leases.

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

3. Crestview Transaction

        On December 18, 2015, funds managed by Crestview Advisors, L.L.C. ("Crestview"), a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista Capital Partners ("Avista") and other unitholders, and made a $125.0 million primary investment in newly-issued units. Crestview has extensive experience in the telecommunications industry and the Company believes that this investment will help it capitalize on future growth opportunities.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in Parent.

        As of December 31, 2016, $123.0 million of proceeds from these transactions have been contributed down to WOW while the remaining $20.1 million, net of accrued and paid transaction expenses, have been recorded to Parent's balance sheet and have not been pushed down or reflected in the Company's consolidated financial statements.

4. Acquisitions

  NuLink Acquisition

        On September 9, 2016, the Company consummated its Asset Purchase Agreement to acquire substantially all of the operating assets of HC Cable Opco, LLC, d/b/a NuLink, a privately-held

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

company based in Newnan, Georgia. The purchase price of $54.3 million is subject to normal and customary purchase price adjustments and was paid in cash. The results of NuLink's results of operations since the purchase date have been included in the Company's consolidated statement of operations and the purchase assets and liabilities have been included in the Company's consolidated balance sheets. The preliminary purchase allocation included in the Company's consolidated balance sheets is subject to adjustments. The Company is still in the process of finalizing the valuation of certain intangible assets.

  Anne Arundel Broadband Investment

        On May 1, 2014, WOW increased its 5% ownership interest in Anne Arundel Broadband, LLC ("AAB") to a 75% ownership interest through a purchase of additional equity in AAB for approximately $5.5 million, including cash acquired. The results of AAB have been included in the consolidated financial statements beginning May 1, 2014. During the quarter ended September 30, 2015, the Company increased its 75% ownership interest in AAB to a 100% ownership interest through a purchase of an additional equity in AAB for approximately $2.6 million.

5. Asset Sales

  Assets Held for Sale Lawrence, Kansas Systems

        During the quarter ended September 30, 2016, the Company's Board of Managers approved a plan to actively market the sale of its Lawrence, Kansas system. As a result of this plan, the Company concluded that as of September 30, 2016, these assets and liabilities met the criteria to be classified as assets held for sale. See Note 24—Subsequent Events for further details on the consummation of the Asset Purchase Agreement between Midco, Inc. and the Company. As of December 31, 2016, the Lawrence, Kansas system had $174.5 million in total assets (net of intercompany balance) and $3.9 million in total liabilities (net of intercompany balance) and were included in the Company's consolidated balance sheets.

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

6. Plant, Property and Equipment

        Plant, property and equipment consist of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Distribution facilities	$1,336.4	$1,121.4
Customer premise equipment	376.9	368.6
Head-end equipment	299.9	271.2
Telephony infrastructure	123.8	115.5
Computer equipment and software	95.4	81.8
Vehicles	32.1	29.6
Buildings and leasehold improvements	44.9	44.3
Office and technical equipment	36.2	34.2
Land	6.7	6.7
Construction in progress (including material inventory and other)	110.5	93.6

Total plant, property and equipment	2,462.8	2,166.9
Less accumulated depreciation	(1,467.7)	(1,301.6)

	$995.1	$865.3

        Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $193.4 million, $195.9 million, and $215.9 million, respectively. Included in depreciation expense were write-offs and sales of customer premises equipment of $0.8 million, $0.5 million, and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Franchise Operating Rights & Goodwill

        Changes in the carrying amounts of our franchise operating rights and goodwill during 2016 and 2015 are set forth below:

	January 1, 2016	Acquisitions	Sale	December 31, 2016
	(in millions)
Franchise operating rights	$1,048.5	$18.1	$—	$1,066.6
Goodwill	454.1	6.6	—	460.7

	$1,502.6	$24.7	$—	$1,527.3

	January 1, 2015	Acquisitions	Sale	December 31, 2015
	(in millions)
Franchise operating rights	$1,048.5	$—	$—	$1,048.5
Goodwill	454.1	—	—	454.1

	$1,502.6	$—	$—	$1,502.6

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Intangible Assets Subject to Amortization

        Intangible assets subject to amortization consist primarily of customer relationships and changes in the carrying amounts during 2016 and 2015 are set forth below:

	January 1, 2016	Acquisitions	Sale	Amortization	December 31, 2016
	(in millions)
Customer relationships	$12.0	$2.8	$—	$(11.2)	$3.6
Other	6.1	0.3	—	(2.4)	4.0

	$18.1	$3.1	$—	$(13.6)	$7.6

	January 1, 2015	Acquisitions	Sale	Amortization	December 31, 2015
	(in millions)
Customer relationships	$32.9	$—	$—	$(20.9)	$12.0
Other	9.7	0.7	—	(4.3)	6.1

	$42.6	$0.7	$—	$(25.2)	$18.1

        Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2016, 2015 and 2014 was $13.6 million, $25.2 million and $34.5 million, respectively.

        Scheduled amortization of the Company's intangible assets as of December 31, 2016 for the next five years is as follows (in millions):

2017	$2.4
2018	2.2
2019	1.6
2020	0.9
2021	0.2
Thereafter	0.3

$7.6

9. Debt Issuance Costs, Net

        Debt issuance costs, net, which relate to the Company's debt and credit facilities in place, consist of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Debt issuance costs	$41.3	$60.5
Less accumulated amortization	(18.4)	(25.1)

	$22.9	$35.4

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9. Debt Issuance Costs, Net (Continued)

        As discussed in note 12, during 2016 and 2015, the Company entered into certain debt agreements resulting in the following debt issuance costs being capitalized.

	December 31, 2016	December 31, 2015
	(in millions)
Senior Secured Credit Facility	$1.8	$0.4

        In connection with the refinancing, the Company recorded $38.0 million, $22.9 million and $nil million of losses on debt extinguishments for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of the losses related to the write-off of prior capitalized debt issue costs related to the extinguished debt and costs associated with these financings. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

10. Investments

        In conjunction with the acquisition of Knology, the Company acquired investments and equity ownership in its associated companies which consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Rio Holdings, Inc.	$0.9	$0.9
Tower Cloud, Inc.	—	15.7

Total investments	$0.9	$16.6

        Rio Holdings, Inc. ("Rio Holdings") owns 24.7% class A general partnership units in Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. The Company's investment in Rio Holdings is accounted for under the cost method of accounting, adjusted for impairment write-downs, because the Company owns less than a 20% interest in Rio Holdings.

        The Company, through its wholly owned subsidiaries, owned approximately 33,620,177 shares, or 9.6%, of the series A and B preferred stock of Tower Cloud, Inc. ("Tower Cloud"). The Company sold its investment in Tower Cloud for approximately $17.9 million and recorded a gain on the sale of $2.2 million during the year ended December 31, 2016. The Company previously accounted for the investment using the cost method.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Programming costs	$39.9	$38.8
Franchise, copyright and revenue sharing fees	13.2	13.1
Payroll and employee benefits	16.4	19.2
Construction	17.4	9.9
Property, income, sales and use taxes	11.1	9.6
Utility pole rentals	3.7	4.5
Reduction in work force	0.2	0.4
Legal and professional fees	0.5	0.7
Other accrued liabilities	7.5	10.3

	$109.9	$106.5

12. Long-Term Debt and Capital Lease Obligations

        The following table summarizes the Company's debt and capital lease obligations:

	December 31, 2016			December 31, 2015
	Available borrowing capacity	Weighted average interest rate(3)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans(1)	$—	4.56%	$2,048.3	$1,400.8
Term B-1 Loans	—	—	—	383.4
Revolving Credit facility(2)	182.7	4.03%	10.0	—
Senior Notes(4)	—	10.25%	830.9	833.5
Senior Subordinated Notes, net of discounts	—	—	—	292.5

Total long-term debt	$182.7	6.18%	2,889.2	2,910.2

Capital lease obligations			4.9	7.4

Total long-term debt and capital lease obligations			2,894.1	2,917.6
Debt issuance costs, net(5)			(22.9)	(35.4)

Sub-total			2,871.2	2,882.2

Less current portion			(22.7)	(20.6)

Long-term portion			$2,848.5	$2,861.6

(1)
At December 31, 2016, includes $11.5 million of net discounts.

(2)
Available borrowing capacity at December 31, 2016 represents $200.0 million of total availability less outstanding letters of credit of $7.3 million and $10.0 million in borrowings outstanding under the Revolving Credit Facility as of December 31, 2016. Letters of credit are used in the ordinary

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations (Continued)

  course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(3)
Represents the weighted average effective interest rate in effect at December 31, 2016 for all borrowings outstanding pursuant to each debt instrument including the applicable margin.

(4)
At December 31, 2016, includes $5.9 million of net premium.

(5)
At December 31, 2016, debt issuance costs include $13.5 million related to Term B Loans, $7.4 million related to Senior Notes and $2.0 million related to our Revolving Credit Facility.

Term B Loans Refinancing

        On August 19, 2016, the Company entered into a sixth amendment ("Sixth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended ("Credit Agreement") among the Company and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

        The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances: The Term B Loan will mature on April 15, 2019 if (i) any of the Company's existing outstanding Senior Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company's existing Senior Notes. The Term B Loan will mature on July 15, 2019 if (i) any of the Company's existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company's existing Senior Subordinated Notes.

        Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. The Company used the remaining $240.0 million in proceeds to fund the Company's acquisition of NuLink and to redeem a portion of the Company's 13.38% Senior Subordinated Notes. The Company recorded a loss on extinguishment of debt of $10.5 million, primarily representing the expensing of third party arranger fees and the unamortized debt issuance costs related to a portion of the former Term B Loans.

Senior Subordinated Notes pay down and retirement

        On July 15, 2016, the Company redeemed $46.9 million in principal amounts outstanding under the 13.38% Senior Subordinated Notes. In addition, to the principal redemption, the Company paid a call premium of $3.1 million and accrued interest on the notes of $19.7 million.

        On September 15, 2016, the Company redeemed an additional $159.1 million in principal amount outstanding of our 13.38% Senior Subordinated Notes. In addition to the principal redemption, the Company paid $10.7 million in call premium and $3.5 million in accrued interest.

        On December 18, 2016, the Company retired the 13.38% Senior Subordinated Notes early. The Company paid $89.0 million in outstanding principal, $5.0 million in accrued interest and $6.0 million

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations (Continued)

in prepayment penalties. At December 31, 2016, the Company had no outstanding Senior Subordinated Notes.

Refinancing of Term B Loans and payoff of Term B-1 Loans

        On May 11, 2016, the Company entered into a fifth amendment (the "Fifth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013, May 21, 2015 and July 1, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        The Fifth Amendment, among other provisions, provided for the addition of an incremental $432.5 million in new Term B Loans, having a maturity date in April 2019 and which bore interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company's Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at the Company's option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The Company recorded a loss on extinguishment of debt of $2.5 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B-1 Loans.

Revolver Extension

        On July 1, 2015, the Company entered into a fourth amendment (the "Fourth Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013 and May 21, 2015 (the "Original Credit Agreement") among the Company and the other parties thereto.

        Under the Original Credit Agreement, the Company had $200.0 million of borrowings available under its revolving credit facility (the "Revolver"), which was to mature as of July 17, 2017. Under the Fourth Amendment, the maturity date of $180.0 million of the $200.0 million in available borrowings under the Revolver was extended until July 1, 2020 provided that (i) the Company has no Term B Loans outstanding as of January 1, 2019 and (ii) any indebtedness incurred to refinance the Term B Loans has a maturity date no earlier than September 30, 2020. If either condition in provisos (i) and (ii) above were not satisfied as of January 1, 2019, then the Revolver would have matured on January 1, 2019. In addition, in the event the Company were to have outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, the Company would have been required to pay down such borrowings to the extent of such excess.

Refinancing of Term B and B-1 Loans

        On May 21, 2015, the Company entered into a third amendment (the "Third Amendment") to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 and as further amended on November 27, 2013 among the Company and the other parties thereto.

        The Third Amendment, among other provisions, provided for a refinancing of the Credit Agreement, resulting in $1,411.4 million in new Term B Loans, which bore interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1% LIBOR floor. The new Term B Loans replaced the $1,560.4 million in outstanding Term B Loans which were previously priced, at the Company's option, at LIBOR plus 3.75% or ABR plus 2.75%. The proceeds from the refinancing were

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations (Continued)

used to pay outstanding principal under the Company's current Term B Loans. In connection with the Third Amendment, the Company made a prepayment totaling $150.0 million, applied ratably, to the Company's outstanding Term B Loans and outstanding Term B-1 Loans. Proceeds from the sale of the Company's South Dakota Systems were used in connection with the prepayment. In addition, the Third Amendment provided for the ability to refinance the Company's Senior Subordinated Notes with proceeds from the issuance of Senior Notes. The Company recorded a loss on extinguishment of debt of $22.9 million, primarily representing the expensing of the unamortized debt issuance costs related to a portion of the former Term B Loans.

        The obligations of the Company under the Credit Agreement are guaranteed by the Members and its subsidiaries and are secured on a first priority basis by substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions. The Credit Amendment contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on indebtedness, liens, sale of assets, investments, dividends, subordinated debt payments and amendments, sale leasebacks and transactions with the Company's affiliates. The Credit Amendment also requires the Company to comply with a maximum senior secured leverage ratio. The Company was in compliance with all covenants at December 31, 2016.

        On November 27, 2013, the Company entered into a second amendment (the "Second Amendment") to the Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013 (the "Credit Agreement") among the Company, the guarantors thereto, the lenders party thereto, and the other parties thereto.

        The Second Amendment provided for the refinancing of the Credit Agreement, resulting in $425.0 million in new Term B-1 Loans, which bore interest, at the Company's option, at LIBOR plus 3.00% or adjusted base rate ("ABR") plus 2.00%. The new Term B-1 Loans included a 0.75% LIBOR floor. The new Term B-1 Loans replaced $398.0 million in outstanding Term B-1 Loans which were previously priced, at the Company's option, at LIBOR plus 3.25% or ABR plus 2.25% and which previously included a 1.00% LIBOR floor. The Company utilized the excess proceeds from the new Term B-1 Loans to repay existing, outstanding borrowings on its revolving credit facility and to pay fees and expenses associated with the refinancing. The Company recorded a loss on extinguishment of debt of $0.8 million, primarily representing the expensing of debt issuance costs related to a portion of the former Term B-1 Loans.

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

Long-Term Debt Extinguishment

        As noted above, the Company recorded a loss on extinguishment of debt and premium of $38.0 million and of $22.9 million during the years ended December 31, 2016 and 2015, respectively. The loss on extinguishment of debt primarily representing the expensing of debt issuance costs and third party fees associated with the refinancing and extinguishment of debt.

        Amortization of debt issue costs and accretion of debt premium and discount, which are both included in interest expense in the accompanying statements of operations, for the three years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	December 31,
	2016	2015	2014
Amortization of deferred financing fees	$8.7	$14.3	$18.1
Accretion of debt premium	(2.5)	(2.6)	(2.0)
Accretion of debt discount	1.4	0.6	0.7

        Maturities of long-term debt, excluding capital lease obligations, as of December 31, 2016 are as follows (in millions):

Long-term Debt
Year ended December 31, 2017	$30.7
Year ended December 31, 2018	20.7
Year ended December 31, 2019	851.6
Year ended December 31, 2020	20.7
Year ended December 31, 2021	20.7
Thereafter	1,944.8

$2,889.2

13. Operating and Capital Leases

        The Company leases office and warehouse space under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements during the years ended December 31, 2016, 2015 and 2014 was $8.3 million, $8.2 million and $7.6 million, respectively. The Company expects that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

        At December 31, 2016 and 2015, the amount of property and equipment, net, recorded under capital leases was $4.9 million and $7.4 million, respectively (note 6). This amount primarily relates to certain video equipment and vehicles. Depreciation of assets under capital lease is included in depreciation and amortization in our consolidated statements of operations.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13. Operating and Capital Leases (Continued)

        As of December 31, 2016, future capital and operating lease commitments are as follows (in millions):

	Capital Leases	Operating Leases
Year ended December 31, 2017	$2.2	$7.7
Year ended December 31, 2018	1.4	7.4
Year ended December 31, 2019	0.9	4.5
Year ended December 31, 2020	0.2	3.1
Year ended December 31, 2021	0.2	2.6
Thereafter	—	3.5

Total minimum lease payments	$4.9	$28.8

Less imputed interest	(0.3)

Present value of minimum capital lease payments	4.6
Less current portion	(2.0)

Long-term capital lease obligations	$2.6

        The Company also rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $6.7 million, $8.0 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

14. Reduction in Workforce

        On December 3, 2014, the Company committed to a workforce reduction plan whereby the Company eliminated approximately 275 employees across all levels and geographic regions. The company implemented this plan to compete more efficiently and better position itself for future growth. One-time termination costs, resulting from the reduction in work force totaled $6.4 million and have been recorded in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2014.

15. Financial Information for Subsidiary Guarantors

        The subsidiary guarantors of the Notes are wholly owned, directly or indirectly, by WOW and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of WOW's and the co-issuer's obligations under the Notes and the indenture governing the Notes, including the payment of principal and interest on the Notes. WOW has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to WOW in the form of cash dividends, loans or advances. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, "Financial statements of guarantors and issuers of guaranteed securities registered or being registered," WOW is not required to provide consolidating financial information for the subsidiary guarantors.

        The indenture governing the Notes contains covenants that, among other things, limit WOW's ability, and the ability of WOW's restricted subsidiaries, to incur additional indebtedness, create liens,

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Financial Information for Subsidiary Guarantors (Continued)

pay dividends on, redeem or repurchase WOW's capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to WOW from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture.

16. Derivative Instruments

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps and caps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of December 31, 2016, the interest rate swaps and the interest rate caps have expired.

17. Fair Value Measurements

        As of December 31, 2016 and 2015, the fair values of cash and cash equivalents, receivables, unearned revenue, prepaid and other, trade payables, accrued interest, accrued liabilities, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, we determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

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

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

        A summary of our liabilities measured at fair values that are included in our consolidated balance sheets are as follows (by respective level of fair value hierarchy):

Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
(in millions)
Liabilities:
Derivative instruments(1)	$—	$—	$—	$—

	$—	$—	$—	$—

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Derivative instruments(1)(2)	$2.3	$—	$2.3	$—

	$2.3	$—	$2.3	$—

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

        Accordingly, the valuations of assets and liabilities related to the derivative instruments fall under Level 2 of the authoritative guidance fair value hierarchy. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2016 and 2015.

        The estimated fair value of the Company's long-term debt (note 12) which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,971.1 million, not including debt discount and premium, compared to carrying value of $2,894.8 million, not including debt discount and premium, as of December 31, 2016 and approximately $2,744.0 million, not including debt discount and premium, compared to a carrying value of $2,904.3 million, not including debt discount and premium, as of December 31, 2015.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

        The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement of long-term debt can be significant. The significant unobservable inputs for the senior notes are risk-free interest rates and credit spread assumptions. The risk-free interest rate is negatively correlated to the fair value measure. An increase (decrease) in risk-free interest rates will decrease (increase) the fair value measure. The credit spread is negatively correlated to the fair value measure. An increase (decrease) in the credit spread will decrease (increase) the fair value measure.

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

        On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. Previously, the Company was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest Kite, Inc. (collectively, the "Members"). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of Racecar Holdings, LLC (the "Parent"). As a result of the restructuring, the Company became a single member LLC for federal income tax purposes and its taxable income will be reported on WideOpenWest Kite, Inc.'s federal income tax return. The restructuring is treated as a change in tax status, since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. Previously, the Company has only been required to record current and deferred income taxes relating to its C corporation subsidiaries. The Company does not anticipate that the restructuring will have any significant impact on future operating cash flows as the Company's Parent and its subsidiaries have net operating loss ("NOL") carryforwards that would significantly reduce any required prospective tax payments.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        The components of our deferred tax assets and deferred tax liabilities as of December 31, 2016 and December 31, 2015 are presented in the table below:

	Year Ended December 31,
	2016	2015
	(in millions)
Current deferred income tax assets:
Allowance for doubtful accounts	$—	$1.6
Other	—	1.0
Valuation allowance	—	(0.9)

Total current deferred income tax assets	$—	$1.7

Non-current deferred income tax assets (liabilities):
NOL carryforwards	$75.5	$88.1
Deferred revenue	3.6	(0.4)
Depreciation and amortization	(181.9)	(69.9)
Franchise operating rights	(352.7)	(280.1)
Investment marked to market	5.2	3.2
Allowance and other reserves	11.0	—
Deferred financing costs	2.7	—
State income tax	1.5	—
Other	12.6	—
Valuation allowance	(4.4)	(32.2)

Total noncurrent deferred income tax liabilities	(426.9)	(291.3)

Total net deferred tax liabilities	$(426.9)	$(289.6)

        The income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Current tax expense
Federal	$—	$—	$3.7
State	8.3	0.2	0.3

Total Current	8.3	0.2	4.0

Deferred tax provision (benefit)
Federal	107.8	3.4	(17.7)
State	29.6	0.3	(1.2)

Total Deferred	137.4	3.7	(18.9)

Income tax expense (benefit), net	$145.7	$3.9	$(14.9)

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Statutory Federal income taxes	$(0.4)	$(13.6)	$(13.3)
State income taxes	5.8	7.2	3.0
Loss/(Income) generated by partnership not subject to federal income tax	(2.0)	6.3	13.2
Sale of South Dakota Systems	—	—	14.9
Uncertain Tax Positions	17.7	—	—
Tax Status Change	153.0	—	—
Other	0.4	0.1	(0.6)
Change in valuation allowance	(28.8)	3.9	(32.1)

Income tax expense (benefit), net	$145.7	$3.9	$(14.9)

        The Company reported total income tax expense (benefit) of $145.7 million, $3.9 million and ($14.9) million during the fiscal years ended December 31, 2016, 2015 and 2014, respectively. The change in tax status related to the Company's restructuring resulted in a deferred tax expense of $153.0 million during the year ended December 31, 2016. The $153.0 million consisted of $138.9 million in additional deferred tax liabilities that were required as a result of the change in tax status and $14.1 million in additional deferred tax liabilities that were recorded due to state income tax rate impacts. In addition, as a result of the Company's change in tax status, the Company recorded a deferred tax benefit of $27.6 million due to a reversal of a portion of its existing valuation allowance.

        The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company's 2013 through 2016 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company's 2013 through 2016 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, its carryforward losses, which date back to 1995, would be subject to examination.

        At December 31, 2016, the Company had available federal NOL carryforwards of approximately $266.8 million that expire between 2023 and 2036. Approximately $146.0 million of this NOL carryforward is subject to an annual utilization limitation under Internal Revenue Code ("IRC") Section 382 due to one or more changes in ownership of Knology, Inc. ("Knology") as of the date of the Company's acquisition of Knology in 2012. The Company has analyzed the potential Section 382 limitation on its NOL carryforwards and determined that, although $146.0 million of this carryforward relating to Knology is subject to an annual Section 382 limitation, based on the fair market value of Knology at the time of the Company's acquisition of Knology and Knology's net unrealized built-in gain ("NUBIG") position, the NUBIG has resulted in a significant increase in the Company's annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of Knology's assets and Knology's tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 was significantly increased each year during the five-year period beginning on the date of the Section 382 ownership change (the

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

"recognition period"). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, the Company expects that the Section 382 limitation relating to the $146.0 million of available NOL carryforwards will not result in any significant impacts on the Company's ability to utilize its NOL carryforwards to offset future taxable income nor will have significant impact on future operating cash flows. If certain substantial changes in the entity's ownership were to occur in the future, there could be an annual limitation on the amount of the carryforwards that can be utilized. The Company's future fair market value and future NUBIG position, however, would increase the amount of NOL carryforward available to offset future taxable income.

        The Company also had various state NOL carryforwards totaling approximately $189.6 million. Unless utilized, the state carryforwards expire from 2018 to 2036. Of this amount, approximately $166.3 million is subject to an annual limitation due to an ownership change of the Company, as previously noted. As of December 31, 2016, the Company has recorded a total valuation allowance of $4.4 million against its deferred tax assets including the operating loss carryforwards.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Unrecognized tax benefits—January 1st	$0.5	$0.5	$0.5
Gross increases—tax positions in prior period	19.6	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	8.7	—	—
Settlements	(0.6)	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits—December 31st	$28.2	$0.5	$0.5

        As of December 31, 2016, the Company recorded gross unrecognized tax benefits of $28.2 million, all of which, if recognized, would affect the Company's effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations. The Company has accrued gross interest and penalties of $0.4 million. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company's tax audits in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

        Unrecognized tax benefits consist primarily of tax positions related to issues associated with the acquisition of Knology. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be an adjustment to the Company's unrecognized tax benefits and certain state tax matters.

        The Company is not currently under examination for U.S. federal income tax purposes, but does have various open tax controversy matters with various state taxing authorities.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Members' Deficit and Employee Units

        On December 18, 2015, Parent consummated the transactions contemplated by the Crestview Purchase Agreement, including amending and restating the operating agreement of Parent and the sale of approximately 35% in the aggregate of Class A, Class B, Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common units to the Crestview. The Fifth Amended and Restated Operating Agreement provides that (a) each Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit that was purchased by Crestview was converted into a certain number of Class A common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement, (b) each vested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit not purchased by Crestview was converted into a certain number of Class B common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement and (c) each unvested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit was automatically cancelled and forfeited.

        As of December 31, 2016, Parent had 3,533,084 Class A Units outstanding, management had 162,759 Class B Units outstanding, and 295,667 Class D Units were authorized for issuance with 201,696 outstanding. Only Class A Units are entitled to vote.

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

        Additionally, on July 18, 2016, the Company adopted a Director Appreciation Rights Plan ("2016 Director Plan"), in which 10% of the aggregate value of the 2016 Profit Interest Plan has been reserved for the 2016 Director Plan. The participants of the 2016 Director Plan are granted non-voting Bonus Units which vest ratably, 25% each anniversary date from grant date and fully vest four years from grant date. At no time will the participants own any Units of the Company but will have rights to participate in the Bonus Pool upon a Liquidity event based on vesting. The Bonus Pool shall be

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Members' Deficit and Employee Units (Continued)

determined by the Administrator of the Plan at each Liquidity Event. Upon a Participant's termination of employment all vested and unvested Bonus Units are forfeited.

2016 Executive Officer Grants

        On May 31, 2016, the Board of Parent granted 195,997 of Incentive Units to various executive officers and members of the Board of Parent and its subsidiaries. Grants to Executive Officers will occur going forward as new members of the executive team are hired, promoted or if the management get authorization from the Board to issue more units.

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

        The Company granted an additional 19,524 units for newly hired executive officers or employees that were promoted to the executive level after the May 13, 2016 grant. Of these Units granted 9,762 were Time Vesting Units and 9,762 were Performance Vesting Units.

        The Company used a market approach which derives value from a recent transaction which involved the Company's equity. Based on this market approach the Company used an option pricing method ("OPM") due to the complexity of its capital structure. The OPM backsolve was then constructed, where the total equity value is a dependent variable that is necessary to reconcile to the recent transaction event that included equity. Based on this methodology the Company determined that the grant date fair value of the Time Vesting Units was $77.10 per unit and $83.72 per units for the May grants and October grants, respectively. These values were utilized for purposes of compensation expense. The grant date fair value of the Performance Vesting Units, due to the speculative nature of the vesting conditions, are not included in the Company's compensation expense, rather the Company expects to record such expense when, as, and if such Performance Vesting Units vest.

        The Company recognized $1.1 million of non-cash compensation expense during the year ended December 31, 2016. Non-cash compensation expense for the years ended December 31, 2015 and 2014 was not material. Non-cash compensation is reflected in selling, general and administrative expenses in the Company's consolidated statements of operations. This expense represents the Time Vesting Units over the requisite service period. As of December 31, 2016, total unrecognized compensation expense related to outstanding Incentive Units is $5.8 million and is expected to be recognized over a weighted-average period of 3.4 years.

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Members' Deficit and Employee Units (Continued)

        The following table summarizes the activity in the Management Units during the three years ended December 31, 2016:

	Class C No Floor Amount	Class C-1 $112.19 Floor Amount	Class C-2 $113.32 Floor Amount	Class C-3 $208.88 Floor Amount	Class C-4 $342.00 Floor Amount	Class C-5 $342.00 Floor Amount	Class C-6 $373.41 Floor Amount	Class C-7 $374.68 Floor Amount	Class C-8 $374.68 Floor Amount	Class D Units	Total
						Number of Management Units
Outstanding at January 1, 2014	151,077	37,235	17,180	7,480	31,795	20,600	18,655	119,320	—	—	403,342
Granted	—	—	—	—	—	—	—	18,013	25,000	—	43,013
Repurchased	(6,885)	(10,145)	(835)	(60)	(340)	—	(405)	(1,024)	—	—	(19,694)
Forfeited	—	—	—	—	(186)	—	(110)	(16,222)	—	—	(16,518)

Outstanding at December 31, 2014	144,192	27,090	16,345	7,420	31,269	20,600	18,140	120,087	25,000	—	410,143
Granted	—	—	—	—	—	—	600	—	17,775	—	18,375
Repurchased	(1,290)	(1,220)	(975)	(580)	(152)	—	(135)	(3,462)	(200)	—	(8,014)
Forfeited unvested	—	—	(410)	(405)	(2,535)	—	(3,652)	(23,357)	(750)	—	(31,109)
Sold pursuant to Crestview Purchase Agreement	(35,288)	(6,309)	(3,598)	(1,449)	(4,958)	(4,450)	(1,817)	(7,298)	(824)	—	(65,991)
Convert to B Units	(107,614)	(19,386)	(10,892)	(4,796)	(16,243)	(13,351)	(6,426)	(27,589)	(3,021)	—	(209,318)
Cancelled unvested	—	(175)	(470)	(190)	(7,381)	(2,799)	(6,710)	(58,381)	(37,980)	—	(114,086)

Outstanding at December 31, 2015	—	—	—	—	—	—	—	—	—	—	—
Granted	—	—	—	—	—	—	—	—	—	215,521	215,521
Forfeited unvested	—	—	—	—	—	—	—	—	—	(13,825)	(13,825)

Outstanding at December 31, 2016	—	—	—	—	—	—	—	—	—	201,696	201,696

Vested at December 31, 2016	—	—	—	—	—	—	—	—	—	23,726	23,726
Unvested at December 31, 2016	—	—	—	—	—	—	—	—	—	177,970	177,970

Total	—	—	—	—	—	—	—	—	—	201,696	201,696

(1)
In connection with the Crestview Purchase Agreement and the adoption of the Fifth A&R LLC Agreement, (a) each Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit that was purchased by Crestview was converted into a certain number of Class A common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement, (b) each vested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit not purchased by Crestview was converted into a certain number of Class B common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement and (c) each unvested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit was automatically cancelled and forfeited. Additionally, the Crestview Purchase Agreement provided that Parent may issue Class B common units in lieu of Class A common units to the Crestview Entities in order to avoid a change of control under certain agreements and permitted co-investors to purchase a portion of the Crestview Entities' investment.

20. Employee Benefits

401(k) Savings Plan

        The Company has adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 25% of each participant's voluntary contributions subject to a limit of the first 4% of the participant's compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.4 million, $0.8 million and $0.9 million, respectively, of expense related to the Company's matching contributions to the 401(k) plan.

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

	December 31,
	2016	2015
	(in millions)
Prepaid expenses and other (current assets)	$1.8	$2.8
Accrued liabilities and other (current liabilities)	$1.8	$2.8

21. Commitments and Contingencies

Programming Contracts

        In the normal course of business, the Company enters into numerous contracts to purchase programming content for which the payment obligations are fully contingent on the number of subscribers to whom it provides the content. The terms of the contracts typically have annual rate increases and expire through 2018. The Company's programming expenses will continue to increase, more so to the extent the Company grows its Video subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

        In accordance with GAAP, the Company accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. The Company is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP,

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, the Company believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the consolidated financial position, results of operations, or our cash flows.

22. Related Party Transactions

        The Company pays a quarterly management fee plus travel and miscellaneous expenses, if any to Avista and Crestview. Such management fee is $0.4 million per quarter. The management fees and expenses paid by the Company for the years ended December 31, 2016, 2015 and 2014 amounted to $1.7 million, $1.9 million and $1.7 million, respectively.

        From time to time, the Company makes payments, primarily relating to income taxes, on behalf of the Parent and Members. The Company made distributions to its Parent and its members for 2015 estimated federal taxes and 2014 federal income taxes in the amounts of $4.0 million and $5.0 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, 2015 and 2014, the receivable from the Parent and Members amounted to $0.3 million for all periods presented.

        On December 18, 2015, Crestview, a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in Parent.

        As of December 31, 2016, $123.0 million of proceeds from these transactions have been contributed to the Company while the remaining $20.1 million, net of accrued and paid transaction expenses, have been recorded to our Parent's balance sheet and have not been pushed down or reflected in our consolidated financial statements.

23. Quarterly Financial Information (Unaudited)

        The following is a summary of the Company's selected quarterly financial information for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$302.3	$307.5	$311.2	$316.0
Income from operations	$58.9	$59.0	$61.5	$64.2
Net income (loss)	$4.8	$(145.0)	$(12.4)	$5.9

WideOpenWest Finance, LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Quarterly Financial Information (Unaudited) (Continued)

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenue	$312.3	$305.8	$297.7	$301.3
Income from operations	$51.0	$52.4	$48.5	$53.0
Net loss	$(6.6)	$(27.5)	$(7.1)	$(1.5)

24. Subsequent Events

Partial Redemption of 10.25% Senior Notes

        On March 20, 2017, we redeemed $95.1 million in aggregate principal amount outstanding of our 10.25% Senior Notes. In addition to the partial principal redemption, we paid accrued interest on the Notes of $1.7 million and prepayment penalties of $4.9 million. After this partial redemption, we have $729.9 million in principal outstanding of 10.25% Senior Notes.

Sale of Lawrence, Kansas System

        On January 12, 2017, the Company and MidCo consummated (the "Asset Purchase Agreement") under which MidCo acquired the Company's Lawrence, Kansas system, for gross proceeds of approximately $215.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. The Company and MidCo also entered into a transition services agreement under which the Company will provide certain services to MidCo on a transitional basis. Charges for the transition services generally allow the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST FINANCE, LLC
March 23, 2017	By:	/s/ STEVEN COCHRAN Steven Cochran Chief Executive Officer
March 23, 2017	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 23, 2017, in the capacities indicated below.

Signature	Title

/s/ STEVEN COCHRAN Steven Cochran	Chief Executive Officer
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Chief Financial Officer (principal financial and accounting officer)
/s/ DAVID BURGSTAHLER David Burgstahler	Manager
/s/ BRIAN CASSIDY Brian Cassidy	Manager
/s/ DANIEL KILPATRICK Daniel Kilpatrick	Manager
/s/ JEFFREY MARCUS Jeffrey Marcus	Manager
/s/ PHIL SESKIN Phil Seskin	Manager

Signature	Title

/s/ BEN SILBERT Ben Silbert	Manager
/s/ JOSHUA TAMAROFF Joshua Tamaroff	Manager

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Organization of WideOpenWest Finance, LLC	S-4	333-187850	3.1	4/10/2013
3.2	Second Amended and Restated Limited Liability Company Agreement of WideOpenWest Finance, LLC, dated as of July 17, 2012	S-4	333-187850	3.2	4/10/2013
4.1	Senior Note Indenture, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.1	4/10/2013
4.2	Form of Senior Note (included in Exhibit 4.1)	S-4	333-187850	4.2	4/10/2013
4.3	Senior Subordinated Note Indenture, dated as of July 17, 2011, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., and the guarantors specified therein, and Wilmington Trust, National Association, as trustee and collateral agent	S-4	333-187850	4.3	4/10/2013
4.4	Form of Senior Subordinated Note (included in Exhibit 4.3)	S-4	333-187850	4.4	4/10/2013
4.5	Registration Rights Agreement, dated as of July 17, 2012, by and among WideOpenWest Finance, LLC, WideOpenWest Capital Corp., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Mitsubishi UFJ Securities (USA), Inc.	S-4	333-187850	4.5	4/10/2013
10.1	Letter Agreement of Employment, dated as of April 27, 2006, by and between Racecar Holdings, LLC and Cathy Kuo.	S-4	333-187850	10.3	4/10/2013

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2	Employment Agreement, dated as of February 3, 2014, by and among Racecar Holdings, LLC, WideOpenWest Networks, LLC and Steven Cochran	8-K	333-187850	10.2	2/5/2014
10.3	Letter Agreement of Employment, dated as of May 1, 2006, by and between Racecar Holdings, LLC and Craig Martin.	S-4	333-187850	10.4	4/10/2013
10.4	Letter Agreement of Employment, dated as of March 14, 2008, by and between WideOpenWest Finance, LLC and Cash Hagen.	S-4	333-187850	10.5	4/10/2013
10.5	Letter Agreement of Employment, dated as of January 7, 2013, by and between WideOpenWest Networks, LLC and Richard E. Fish, Jr.	S-4	333-187850	10.6	4/10/2013
10.6	Letter Agreement of Employment dated September 30, 2016 by and between WideOpenWest Networks, LLC and Scott Russell					*
10.7	First Amendment to Credit Agreement dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-4	333-187850	10.11	4/10/2013
10.8	Second Amendment to Credit Agreement, dated as of April 1, 2013, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	10-K	333-187850	10.6	3/17/2014
10.9	Third Amendment to Credit Agreement dated as of May 21, 2015, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent	8-K	333-187850	10.1	5/26/2015
10.10	Fourth Amendment to Credit Agreement, dated July 1, 2015, by and between WideOpenWest Finance, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent	8-K	333-187850	10.1	7/26/2015

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Fifth Amendment to Credit Agreement, dated May 11, 2016, by and between WideOpenWest Finance, LLC and Credit Suisse AG, as Administrative Agent	8-K	333-187850	10.1	5/13/2016
10.12	Sixth Amendment to Credit Agreement, dated August 19, 2016, by and between WideOpenWest Finance, LLC and Credit Suisse AG, as Administrative Agent	10-Q	333-187850	10.1	11/14/2016
21.1	List of Subsidiaries					*
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*
Filed herewith.

**
Furnished herewith.