Form 10-Q
period 2017-03-31
WideOpenWest Finance, LLC
filed 2017-05-05
CIK 1571833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(720) 479-3500

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2017. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest Finance, LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I—FINANCIAL INFORMATION

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$86.5	$30.8
Accounts receivable—trade, net of allowance for doubtful accounts of $5.0 and $9.4, respectively	72.1	87.2
Accounts receivable—other	0.9	0.2
Prepaid expenses and other	13.5	11.3
Total current assets	173.0	129.5
Plant, property and equipment, net (note 3)	990.0	995.1
Franchise operating rights	966.5	1,066.6
Goodwill	410.1	460.7
Intangible assets subject to amortization, net	7.0	7.6
Investments	—	0.9
Other noncurrent assets	7.7	3.4
Total assets	$2,554.3	$2,663.8
Liabilities and Members’ Deficit
Current liabilities:
Accounts payable—trade	$23.2	$21.0
Accrued interest	24.1	47.3
Accrued liabilities and other (note 5)	92.8	109.9
Current portion of debt and capital lease obligations (note 6)	22.3	22.7
Current portion of unearned service revenue	45.6	50.2
Total current liabilities	208.0	251.1
Long-term debt and capital lease obligations—less current portion and debt issuance costs (note 6)	2,739.2	2,848.5
Deferred income taxes, net (note 9)	434.6	426.9
Unearned service revenue	14.7	14.5
Other noncurrent liabilities	7.5	4.6
Total liabilities	3,404.0	3,545.6
Commitments and contingencies (note 10)
Members’ deficit	(66.6)	(66.8)
Accumulated deficit	(783.1)	(815.0)
Total members’ deficit	(849.7)	(881.8)
Total liabilities and members’ deficit	$2,554.3	$2,663.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2017	2016
	(in millions)
Revenue	$300.0	$302.3
Costs and expenses:
Operating (excluding depreciation and amortization)	159.8	164.5
Selling, general and administrative	30.3	26.0
Depreciation and amortization	50.3	52.5
Management fee to related party (note 11)	0.5	0.4
	240.9	243.4
Income from operations-	59.1	58.9
Other income (expense):
Interest expense	(45.7)	(54.2)
Loss on early extinguishment of debt (note 6)	(5.0)	—
Gain on sale of assets (note 4)	38.7	—
Realized and unrealized gain on derivative instruments	—	1.1
Other income, net	1.5	—
Income before provision for income taxes	48.6	5.8
Income tax expense (note 9)	(16.7)	(1.0)
Net income	$31.9	$4.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

	Member Common Units			Members’	Accumulated	Total Members’
	Class A	Class B	Class D	Deficit	Deficit	Deficit
Balances at January 1, 2017	3,440,552	162,759	201,696	$(66.8)	$(815.0)	$(881.8)
Contribution from Parent	38,466	—	—	8.8	—	8.8
Repurchase of management units	(23,083)	(13,515)	—	(8.8)	—	(8.8)
Distribution to Parent	—	—	—	(0.3)	—	(0.3)
Non-cash compensation expense	—	—	—	0.5	—	0.5
Net income	—	—	—	—	31.9	31.9
Balances at March 31, 2017	3,455,935	149,244	201,696	$(66.6)	$(783.1)	$(849.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$31.9	$4.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.3	52.5
Realized and unrealized gain on derivative instruments	—	(1.1)
Provision for doubtful accounts	4.2	4.6
Deferred income taxes	7.7	0.5
Gain on asset sale (note 4)	(38.7)	—
Amortization of debt issuance costs, premium and discount, net	1.2	2.4
Non-cash compensation expense	0.5	—
Loss on early extinguishment of debt	0.2	—
Other non-cash items	0.3	—
Changes in operating assets and liabilities:
Receivables and other operating assets	1.0	(1.4)
Payables and accruals	(27.6)	(36.1)
Net cash flows provided by operating activities	31.0	26.2
Cash flows from investing activities:
Capital expenditures	(79.2)	(63.6)
Proceeds from asset sale (note 4)	213.0	—
Other investing activities	2.0	0.1
Net cash flows provided by (used in) investing activities	135.8	(63.5)
Cash flows from financing activities:
Payments on debt and capital lease obligations	(110.8)	(5.4)
Contribution from Parent	8.8	25.0
Repurchase of management units	(8.8)	—
Distribution to Parent	(0.3)	—
Net cash flows (used in) provided by financing activities	(111.1)	19.6
Increase (decrease) in cash and cash equivalents	55.7	(17.7)
Cash and cash equivalents, beginning of period	30.8	66.6
Cash and cash equivalents, end of period	$86.5	$48.9
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$67.6	$83.3
Cash paid during the periods for income taxes	$1.2	$—
Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(12.7)	$(3.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST FINANCE, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Note 1. General Information

WideOpenWest Finance, LLC (“WOW”) was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest, Inc. (f/k/a WideOpenWest Kite, Inc.), a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (f/k/a Racecar Holdings, LLC, the “Parent”). In the following context, the terms WOW or “the Company” may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

The Company is a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The financial statements presented herein include the consolidated accounts of WideOpenWest Finance, LLC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one operating segment.

Pursuant to the operating agreement of Parent, as amended (the “Operating Agreement”), the Parent has issued various classes of common units. Because the Parent’s primary assets are its investment in the Company, the Parent’s ownership structure has been “pushed down” to the Company. All of the Company’s ownership units and unit holders discussed herein are legally the Parent’s.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. The year-end condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2017.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. These accounting principles require management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU No. 2016-15 to Topic 230 (“ASU 2016-15”), Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to the condensed consolidated financial statements. The Company does not believe that the adoption of this pronouncement will have a material impact on its condensed consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its condensed consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance in Accounting Standards Codification Topic 606 (“ASC 606”) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018.

The Company has completed a comprehensive analysis of its revenue streams and contractual arrangements to identify the effects of ASC Topic 606 and is in the process of finalizing new accounting and reporting policies, processes, and internal controls related to the adoption of the new revenue recognition standard. Under current accounting policies, the Company recognizes revenue related to installation activities upfront to the extent of direct selling costs, which generally results in recognition of revenue when the installation related activities have been provided to the customer. Under the new revenue recognition standard, the majority of the Company’s installation related activities are not considered to be separate performance obligations and non-refundable upfront fees related to installations must be assessed to determine whether they provide the customer with a material right. As a result of the Company’s analysis performed, the Company expects to recognize installation revenue (i) for month-to-month service contracts over the period which the customer is expected to benefit from the ability to avoid paying an additional fee upon renewal and (ii) for fixed term service contracts (e.g., 12 months to 24 months) ratably over the term of the contract. In addition, the Company will be required to capitalize costs associated with obtaining contracts with customers, including sales commissions, and will amortize the costs over the expected life of the customer. The Company’s installation revenue and sales commission expense represent approximately 2% of total revenue and expense, respectively, and any changes resulting from adoption of the new pronouncement are not expected to have a material impact to the condensed consolidated financial statements. The Company is continuing to review and evaluate other matters which are similarly expected not to have a material impact.

ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. The Company has not yet decided which implementation method it will adopt.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which amends the principal-versus-agent implementation guidance and illustrations in ASC Topic 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-08 by using the same transition method used to adopt ASU 2014-09. The Company does not believe adoption of the pronouncement will have a material impact on the Company’s condensed consolidated results of operation, financial condition or cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could under prior guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annual periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard during the first quarter of 2016 and has applied prospective treatment. The adoption of this standard did not have a material effect on the Company’s results of operations, financial condition or cash flows.

Note 3. Plant, Property and Equipment

Plant, property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Distribution facilities	$1,412.8	$1,336.4
Customer premise equipment	370.8	376.9
Head-end equipment	296.6	299.9
Telephony infrastructure	123.7	123.8
Computer equipment and software	96.2	95.4
Vehicles	31.5	32.1
Buildings and leasehold improvements	43.2	44.9
Office and technical equipment	31.8	36.2
Land	6.2	6.7
Construction in progress (including material inventory and other)	59.3	110.5
Total plant, property and equipment	2,472.1	2,462.8
Less accumulated depreciation	(1,482.1)	(1,467.7)
	$990.0	$995.1

Depreciation expense for the three months ended March 31, 2017 and 2016 was $49.7 million and $46.7 million, respectively. Included in depreciation expense were gains on sales of plant, property and equipment totaling $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Note 4. Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated the Asset Purchase Agreement under which MidCo acquired the Company’s Lawrence, Kansas system, for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of this Asset Purchase Agreement, the Company recorded a gain on sale of $38.7 million, subject to certain normal and customary purchase price adjustments set forth in the agreement. The Company and MidCo also entered into a transition services agreement under which the Company will provide certain services to MidCo on a transitional basis. Charges for the transition services generally allow the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Programming costs	$39.6	$39.9
Franchise, copyright and revenue sharing fees	11.3	13.2
Payroll and employee benefits	7.6	16.4
Construction	2.7	17.4
Property, income, sales and use taxes	13.2	11.1
Utility pole rentals	3.9	3.7
Legal and professional fees	1.1	0.5
Other accrued liabilities	13.4	7.7
	$92.8	$109.9

Note 6. Long-Term Debt and Capital Leases

The following table summarizes the Company’s long-term debt and capital leases:

	March 31, 2017			December 31, 2016
	Available	Weighted
	borrowing capacity	average interest rate (1)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans (2)	$—	4.55%	$2,043.6	$2,048.3
Revolving Credit Facility (3)	192.5	3.75%	—	10.0
Senior Notes (4)	—	10.25%	734.6	830.9
Total long-term debt	$192.5	6.14%	2,778.2	2,889.2
Capital lease obligations			4.0	4.9
Total long-term debt and capital lease obligations			2,782.2	2,894.1
Less debt issuance costs, net (5)			(20.7)	(22.9)
Sub-total			2,761.5	2,871.2
Less current portion			(22.3)	(22.7)
Long-term portion			$2,739.2	$2,848.5

(1)                                 Represents the weighted average effective interest rate in effect at March 31, 2017 for all borrowings outstanding pursuant to each debt instrument including the applicable margin.

(2)                                 At March 31, 2017, includes $11.1 million of net discounts.

(3)                                 Available borrowing capacity at March 31, 2017 represents $200.0 million of total availability less outstanding letters of credit of $7.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)                                 At March 31, 2017, includes $4.7 million of net premium.

(5)                                 At March 31, 2017, debt issuance costs include $13.0 million related to Term B Loans, $5.9 million related to Senior Notes and $1.8 million related to Revolving Credit facility.

Partial Redemption of 10.25% Senior Notes

On March 20, 2017, the Company utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes. In addition to the partial principal redemption, the Company paid accrued interest on the 10.25% Senior Notes of $1.7 million and a call premium of $4.9 million. The Company recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

Retirement of 13.38% Senior Subordinated Notes

During the years ended December 31, 2016 and 2015, the Company made three redemption payments to early retire its 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Term B Loans Refinancing

On August 19, 2016, the Company entered into a sixth amendment (“Sixth Amendment”) to its Credit Agreement, dated as of July 17, 2012, as amended (“Credit Agreement”) among the Company and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at the Company’s option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances: The Term B Loan will mature on April 15, 2019 if (i) any of the Company’s existing outstanding Senior Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company’s existing Senior Notes. The Term B Loan will mature on July 15, 2019 if (i) any of the Company’s existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company’s existing Senior Subordinated Notes. As described above, the Senior Subordinated Notes were fully redeemed on December 18, 2016.

Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. The Company used the remaining $240.0 million in proceeds to fund the Company’s acquisition of HC Cable Opco, LLC (“NuLink”) and to redeem a portion of the Company’s 13.38% Senior Subordinated Notes. The Company recorded a loss on extinguishment of debt of $10.5 million during the year ended December 31, 2016, primarily representing the expensing of third party arranger fees and the write off of unamortized debt issuance costs related to a portion of the former Term B Loans.

Refinancing of Term B Loans and payoff of Term B-1 Loans

On May 11, 2016, the Company entered into a fifth amendment (“Fifth Amendment”) to its Credit Agreement, dated as of July 17, 2012, as amended on April 1, 2013, November 27, 2013, May 21, 2015 and July 1, 2015 (“Original Credit Agreement”) among the Company and the other parties thereto.

The Fifth Amendment, among other provisions, provided for the addition of an incremental $432.5 million in new Term B Loans, having a maturity date in April 2019 and which bore interest, at the Company’s option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company’s Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at the Company’s option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The Company recorded a loss on extinguishment of debt of $2.5 million during the year ended December 31, 2016, primarily representing the write off of the unamortized debt issuance costs related to a portion of the former Term B-1 Loans.

Revolver Extension

On July 1, 2015, the Company entered into a fourth amendment (“Fourth Amendment”) to Original Credit Agreement among the Company and the other parties thereto.  On August 19, 2016, the Company entered into a sixth amendment (the “Sixth Amendment”) to Original Credit Agreement among the Company and the other parties thereto.

Under the Original Credit Agreement, the Company had $200.0 million of borrowings available under its revolving credit facility (the “Revolver”), which was to mature on July 17, 2017. Under the Fourth Amendment and the Sixth Amendment, the maturity date for $180.0 million of the $200.0 million in available borrowings under the Revolver was extended until July 1, 2020, subject to the following: (a) on January 1, 2019, if any indebtedness incurred to refinance the term loans outstanding prior to the effectiveness of the Sixth Amendment is outstanding and has a maturity date prior to September 30, 2020, the Revolver will instead mature on January 1, 2019, and (b) on April 15, 2019, if (i) the Company has Senior Unsecured Notes outstanding or (ii) any indebtedness (other than indebtedness incurred under the Credit Agreement) incurred to refinance the Senior Unsecured Notes is outstanding and has a maturity date prior to November 28, 2023, the Revolver will instead mature on April 15, 2019.

In addition, in the event the Company has outstanding borrowings under the Revolver in excess of $180.0 million as of July 17, 2017, the Company will be required to pay down such borrowings to the extent of such excess.

Note 7. Financial Information for Subsidiary Guarantors

The subsidiary guarantors of the Notes are wholly owned, directly or indirectly, by WOW and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of WOW’s and the co-issuer’s obligations under the Notes and the indenture governing the Notes, including the payment of principal and interest on the Notes. WOW has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to WOW in the form of cash dividends, loans or advances. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” WOW is not required to provide condensed consolidating financial information for the subsidiary guarantors.

The indenture governing the Notes contains covenants that, among other things, limit WOW’s ability, and the ability of WOW’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase WOW’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to WOW from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture.

Note 8. Fair Value Measurements

The fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

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

The estimated fair value of the Company’s long-term debt, which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,821.4 million, not including debt issuance costs, discount and premium, compared to carrying value of $2,784.5 million, not including debt issuance costs, discount and premium as of March 31, 2017 and, therefore, is categorized as a Level 1 within the fair value hierarchy.

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

On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest, Inc. (f/k/a WideOpenWest Kite, Inc.). Previously, the Company was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest, Inc. (f/k/a WideOpenWest Kite, Inc.) (collectively, the “Members”). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (f/k/a Racecar Holding, LLC) (the “Parent”). As a result of the restructuring, the Company became a single member LLC for federal income tax purposes and its taxable income will be reported on WideOpenWest, Inc.’s federal income tax return. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. Previously, the Company has only been required to record current and deferred income taxes relating to its C corporation subsidiaries. The Company does not anticipate that the restructuring will have any significant impact on future operating cash flows as the Company’s Parent and its subsidiaries have NOL carryforwards that would significantly reduce any required prospective tax payments.

The Company reported total income tax expense of $16.7 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively. On January 12, 2017, the Company and MidCo consummated the asset purchase agreement pursuant to which MidCo acquired the Company’s Lawrence, Kansas system, for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the sale, the Company has recorded $11.3 million of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2013 through 2016 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2013 through 2016 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

As of March 31, 2017, the Company recorded gross unrecognized tax benefits of $30.9 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax (expense) in the condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $0.4 million. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Unrecognized tax benefits consist primarily of tax positions related to issues associated with the acquisition of Knology, Inc. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be an adjustment to the Company’s unrecognized tax benefits and certain state tax matters.

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

In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required.

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

Note 11. Related Party Transactions

The Company pays a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista Capital Partners (“Avista”) and Crestview Advisors L.L.C. (“Crestview”), majority owners of the Company’s Parent. The management fee paid by the Company for the three months ended March 31, 2017 and 2016 amounted to $0.5 million and $0.4 million, respectively.

On December 18, 2015, Crestview, a private equity firm based in New York, and Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under the terms of the agreement, Crestview’s funds purchased units held by Avista and other unit holders, and made a $125.0 million primary investment in newly-issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in Parent.

As of March 31, 2017, $131.7 million of proceeds from these transactions have been contributed to the Company while the remaining $11.4 million, net of accrued and paid transaction expenses, have been recorded to our Parent’s balance sheet and have not been pushed down or reflected in the Company’s condensed consolidated financial statements.

During the three months ended March 31, 2017, the Company’s Parent bought back vested Class A and Class B  units from former employees of the Company. The former employees had the option to sell their units at a price set by the Company’s Parent. The Company’s Parent made such cash payments to repurchase these units from its bank account. Since the Parent’s primary assets are its investment in the Company, the Parent’s ownership structure has been “pushed down” to the Company. The cash proceeds used to repurchase such units have been contributed down to the Company and reflected as such. The Company repurchased 23,083 of Class A units and 13,515 of Class B units for $8.8 million.

As of March 31, 2017 and December 31, 2016, the receivable balance from the Parent and Members amounted to $1.0 million and $0.3 million, respectively.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

•                  the wide range of competition we face;

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

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in the section entitled “Risk Factors” on our Form 10-K filed with the SEC on March 23, 2017 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We are a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services. We serve customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its broadband cable Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana; and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis. We have built our business through i) organic subscriber growth and increased penetration within our existing markets and footprint, ii) network expansion to grow our footprint, iii) upgrades to introduce enhanced broadband services to networks we have acquired, iv) entry into business services, with a full range of HSD, Video and Telephony products, and v) acquisitions and integration of cable systems. At March 31, 2017, our networks passed 3,048 thousand homes and served 781 thousand total customers, reflecting a total customer penetration rate of approximately 26%.

Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functionality similar to our HSD, Video and Telephony services. We believe that our strategy of operating primarily in suburban areas provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value bundling of our services and investments in new service offerings.

We believe that a prolonged economic downturn, especially any downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased revenues. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market could severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

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

Ownership and Basis of Presentation

WideOpenWest Finance, LLC (“WOW”) was organized in Delaware on November 13, 2001 and is wholly owned by WideOpenWest, Inc., a wholly owned subsidiary of Racecar Acquisition, LLC, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (the “Parent”). On March 15, 2017, the Company changed the legal name of WideOpenWest Kite, Inc. to WideOpenWest, Inc. and Parent to WideOpenWest Holdings, LLC. In the following context, the terms we, us, WOW or “the Company” may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

The financial statements presented herein include the condensed consolidated accounts of WOW and its subsidiaries. Because the Parent’s primary asset is its investment in WOW, the Parent’s ownership structure consisting of various classes of common units has been “pushed down” to the Company. All of the Company’s ownership units and unit holders discussed herein are legally the Parent’s.

Crestview Partners Investment

On December 18, 2015, Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of Parent. Under terms of the agreement (the “Crestview Purchase Agreement”), Crestview’s funds purchased units held by Avista Capital Partners (“Avista”) and other unit holders, and made a $125.0 million primary investment in newly-issued units. Crestview has extensive experience in telecommunications and we believe this investment will help us capitalize on future growth opportunities.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

As of March 31, 2017, $131.7 million of proceeds from these transactions have been contributed to us while the remaining $11.4 million, net of accrued and paid transaction expenses, have been recorded to our Parent’s balance sheet and have not been pushed down or reflected in our condensed consolidated financial statements.

Sale of Lawrence, Kansas System

On January 12, 2017, we and Midcontinent Communications (“MidCo”) consummated the Asset Purchase Agreement under which MidCo acquired our Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement.

Partial Redemption of 10.25% Senior Notes

On March 20, 2017, we utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes. In addition to the partial principal redemption, we paid accrued interest on the 10.25% Senior Notes of $1.7 million and a call premium of $4.9 million.

Retirement of 13.38% Senior Subordinated Notes

During the years ended December 31, 2016 and 2015, we made three redemption payments to early retire our 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Term B Loans Refinancing

On August 19, 2016, we entered into a sixth amendment (“Sixth Amendment”) to our credit agreement (“Credit Agreement”), dated as of July 17, 2012, as amended among us and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances: The Term B Loan will mature on April 15, 2019 if (i) any of our existing outstanding Senior Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance our existing Senior Notes. The Term B Loan will mature on July 15, 2019 if (i) any of our existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance our existing Senior Subordinated Notes. As described above, the Senior Subordinated Notes were fully redeemed on December 18, 2016.

Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. We used the remaining $240.0 million in proceeds to fund our acquisition of HC Cable Opco, LLC (“NuLink”) and to redeem a portion of our 13.38% Senior Subordinated Notes.

Refinancing of Term B Loans and Payoff of Term B-1 Loans

On May 11, 2016, we entered into a fifth amendment (“Fifth Amendment”) to our Credit Agreement.

The Fifth Amendment, among other provisions, provided for the addition of an incremental $432.5 million in new Term B Loans, having a maturity date in April 2019 and which bore interest, at our option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under our Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at our option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor.

Critical Accounting Policies and Estimates

In the preparation of our condensed consolidated financial statements, we are required to make estimates, judgments and assumptions we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Valuation of Plant, Property and Equipment and Intangible Assets

Carrying Value.  The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 93% and 95% of our total assets at March 31, 2017 and December 31, 2016, respectively.

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

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between carrying value of franchise operating rights and estimated fair value of those rights, and that it is more likely than not that the estimated fair values equal or exceed carrying value. For franchise assets that undergo quantitative analysis, we calculate the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized. From a qualitative standpoint, we do not believe that any of our material franchise operating rights is at risk of impairment.

We conduct our cable operations under the authority of state cable television franchises, except in Alabama and parts of Michigan where we continue to operate under local franchises. Our franchises generally have service terms that last from five to 15 years, but we operate in some states that have perpetual terms. All of our term-limited franchise agreements are subject to renewal. The renewal process for our state franchises is specified by state law and tends to be a simple process, requiring the filing of a renewal application with information no more burdensome than that contained in our original application. Although renewal is not assured, there are provisions in the law that protect the Company from arbitrary or unreasonable denial. This is especially true for competitive cable providers like us. In most areas in which we operate, we are a ‘‘competitive’’ operator, meaning that we compete directly in the service area with at least one other franchised cable operator. The Cable Television Consumer Protection and Competition Act of 1992 (the ‘‘Cable Act’’) states that ‘‘a franchising authority may not...unreasonably refuse to award an additional competitive franchise.’’ The Cable Act also provides a formal renewal process that protects cable operators against arbitrary or unreasonable refusals to renew a franchise. In those few areas where we operate under local franchises, we can use this formal renewal process if needed.

In our experience, state and local franchising authorities encourage our entry into the market, as our competitive presence often leads to overall better service, more service options and lower prices. In our and our expert advisors’ experience, it has not been the practice for a franchising authority to deny a cable franchise renewal. We have never had a renewal denied.

We also, at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems managed by us), also utilizing both quantitative and qualitative methods. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between carrying value of franchise operating rights and estimated fair value of those rights, and that it is more likely than not that the estimated fair value equals or exceeds carrying value. For our quantitative evaluation of our goodwill, we utilize both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit, while the market approach utilizes multiples derived from actual precedent transactions of similar businesses and market valuations of guideline public companies. In the event that the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss. From a qualitative standpoint, we concluded that the goodwill of each reporting unit has not been impaired.

Fair Value Measurements

GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty’s risk profile.

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

Legal and Other Contingencies

Legal and other contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change. A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses. The actual costs of resolving a claim may be substantially different from the amount of reserve we recorded. In addition, in the normal course of business, we are subject to various other legal and regulatory claims and proceedings directed at or involving us, which in our opinion will not have a material adverse effect on our financial position or results of operations or liquidity.

Programming Agreements

We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi-year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, timing of rate increases and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

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

On April 1, 2016, the Company consummated a restructuring where it became wholly owned by WideOpenWest, Inc. (f/k/a WideOpenWest Kite, Inc.). Previously, the Company was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WOW Sigecom, Inc. and WideOpenWest, Inc. (f/k/a WideOpenWest Kite, Inc.) (collectively, the “Members”). The Members were wholly owned subsidiaries of Racecar Acquisition, LLC, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (f/k/a Racecar Holding, LLC) (the “Parent”). As a result of the restructuring, the Company became a single member LLC for federal income tax purposes and its taxable income will be reported on WideOpenWest, Inc.’s federal income tax return. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. Previously, the Company has only been required to record current and deferred income taxes relating to its C corporation subsidiaries. The Company does not anticipate that the restructuring will have any significant impact on future operating cash flows as the Company’s Parent and its subsidiaries have NOL carryforwards that would significantly reduce any required prospective tax payments.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report Video subscribers as the number of basic cable subscribers, excluding customers who only subscribe to HSD or Telephony services in this total. We define Total RGU’s (Revenue Generating Units) as the sum of HSD subscribers, video subscribers and telephony subscribers. The following table summarizes homes passed, total customers, subscribers and total RGU’s for our services as of each respective date (in thousands):

	June 30 2015	Sep. 30 2015	Dec. 31 2015	Mar. 31 2016	June 30 2016	Sep. 30 2016(2)	Dec. 31 2016(2)	Mar. 31 2017(2) (3)
Homes passed	2,993	2,997	3,003	3,011	3,023	3,075	3,094	3,048
Total customers (1)	787	782	778	785	786	801	803	781
HSD RGUs	713	712	712	722	726	742	747	729
Video RGUs	583	564	548	537	524	515	501	474
Telephony RGUs	324	311	297	287	278	267	258	243
Total RGUs	1,620	1,587	1,557	1,546	1,528	1,524	1,506	1,446

(1)                                 Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)                                 Includes subscriber numbers from our NuLink asset purchase on September 9, 2016.

(3)                                 Does not include subscriber numbers for our Lawrence, Kansas system which we sold on January 12, 2017.

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

Financial Statement Presentation

Revenue

Our operating revenue is primarily derived from monthly charges for HSD, Video, and Telephony to residential and business customers, other business services, advertising and other revenues.

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

•                  Other business service revenue consists of session initiated protocol, web hosting, metro Ethernet, wireless backhaul, advanced collocation and cloud infrastructure services.

•                  Other revenue consists primarily of franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenue and installation services.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 87% and 88% for the three months ended March 31, 2017 and 2016, respectively. The remaining percentage of non-subscription revenue is derived primarily from franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenues and installation services.

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

We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers without the loss of customers, nor do we expect to be able to do so in the future.

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,		Change
	2017	2016	$	%
	(in millions)
Revenue	$300.0	$302.3	$(2.3)	*
Costs and expenses:
Operating (excluding depreciation and amortization)	159.8	164.5	(4.7)	(3)%
Selling, general and administrative	30.3	26.0	4.3	17%
Depreciation and amortization	50.3	52.5	(2.2)	(4)%
Management fee to related party	0.5	0.4	0.1	25%
	240.9	243.4	(2.5)	*
Income from operations	59.1	58.9	0.2	*
Other income (expense):
Interest expense	(45.7)	(54.2)	8.5	16%
Loss on early extinguishment of debt	(5.0)	—	(5.0)	*
Gain on sale of assets	38.7	—	38.7	*
Realized and unrealized gain on derivative instruments, net	—	1.1	(1.1)	*
Other income, net	1.5	—	1.5	*
Income before provision of income taxes	48.6	5.8	42.8	*
Income tax expense	(16.7)	(1.0)	(15.7)	*
Net income	$31.9	$4.8	$27.1	*

*      Not meaningful

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue

Revenue for the three months ended March 31, 2017 decreased $2.3 million as compared to revenue for the three months ended March 31, 2016 as follows:

	Three months ended March 31,		Change
	2017	2016	$	%
	(in millions)
Residential subscription	$232.4	$240.5	$(8.1)	(3)%
Business services subscription	28.1	25.8	2.3	9%
Total subscription	260.5	266.3	(5.8)	(2)%
Other business services	11.1	8.2	2.9	35%
Other	28.4	27.8	0.6	2%
	$300.0	$302.3	$(2.3)	*

Total subscription revenue decreased $5.8 million, or 2% during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Approximately $17.5 million of the decrease is a result of year over year reductions in average total revenue generating units (“RGUs”) and $8.8 million is related to the disposition of our Lawrence, Kansas system on January 12, 2017. Offsetting these decreases was a $15.1 million increase in total subscription revenue as a result of increases in the average revenue per unit (“ARPU”) of our customer base which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period which was driven by customer rate increases to offset the rising cost of programming per subscriber. Additionally, we had an increase of $5.4 million of subscription revenue generated from our NuLink acquisition on September 9, 2016.

The increase in other business services revenue of $2.9 million, or 35%, is primarily due to revenue generated by our network construction activities and increases in our recurring revenue related to our fiber network.

The following table details subscription revenue by service offering for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31,		Change
	2017	2016	$	%
	(in millions)
HSD subscription	$96.9	$90.8	$6.1	7%
Video subscription	128.7	134.8	(6.1)	(5)%
Telephony subscription	34.9	40.7	(5.8)	(14)%
	$260.5	$266.3	$(5.8)	(2)%

HSD subscription revenue increased $6.1 million, or 7%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in HSD subscription revenue is primarily attributable to a $2.8 million increase in average HSD RGUs, a $4.4 million year over year increase in HSD ARPU and a $2.7 million increase in HSD subscription revenue related to our NuLink acquisition on September 9, 2016. Partially offsetting the overall increase was a $3.8 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017.

Video subscription revenue decreased $6.1 million, or 5%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease is primarily attributable to a year over year decrease of $14.7 million related to a decline in average Video RGUs and $3.9 million related to the disposition of our Lawrence, Kansas system on January 12, 2017. Partially offsetting the overall decrease was a $10.4 million increase year over year in Video ARPU and a $2.1 million increase in video subscription revenue related to our Nulink acquisition on September 9, 2016.

Telephony subscription revenue decreased $5.8 million, or 14%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease is attributable to a $5.7 million decrease related to a year over year decline in average Telephony RGUs and a $1.1 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017. Partially offsetting these decreases was a $0.4 million increase in year over year Telephony ARPU and a $0.6 million increase in Telephony subscription revenue related to our Nulink acquisition on September 9, 2016.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $4.7 million, or 3%, in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease is primarily due to decreased Video programming costs and direct Telephony costs that correlate to the decreases in Video and Telephony RGUs and overall reduced costs from our disposition of our Lawrence, Kansas system. In addition, lower customer bad debt contributed to the decrease along with lower employee health benefits costs. Partially offsetting the decreases were increases in vehicle fleet costs and increased costs related to our network construction costs. Due to the nature of these construction contracts, we record this expense as a pass-through with the corresponding offset in our other business service revenue.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $4.3 million, or 17%, in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increases are mainly due to higher employee related costs, as well as overhead costs related to our NuLink acquisition. Partially offsetting these increases were overall reduction in expenses related to our Lawrence, Kansas system disposition.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $2.2 million, or 4%, in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease is primarily due to certain intangible assets related to our acquisitions becoming fully amortized and the disposition of our Lawrence, Kansas system.

Management fee to related party expenses

We pay a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista and Crestview.

Interest expense

Interest expense decreased $8.5 million, or 16%, in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease resulted from lower outstanding debt, and a lower blended rate on our overall debt mainly due to the early extinguishment of our 13.38% Senior Subordinated Notes during the latter part of 2016.

Gain on sale of assets

On January 12, 2017, we sold our Lawrence, Kansas system to MidCo for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement. We recorded a gain on sale of $38.7 million, subject to certain normal and customary purchase price adjustments set forth in the agreement. We also entered into a transition services agreement under which we will provide certain services to MidCo on a transitional basis. Charges for the transition services generally allow us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Income tax benefit (expense)

We reported total income tax expense of $16.7 million and $1.0 million during the quarters ended March 31, 2017 and 2016, respectively. On January 12, 2017, the Company and MidCo consummated the Asset Purchase Agreement under which MidCo acquired the Company’s Lawrence, Kansas system, for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the Lawrence sale, the Company recorded $11.3 million of income tax expense.

Liquidity and Capital Resources

At March 31, 2017, we had $173.0 million in current assets, including $86.5 million in cash and cash equivalents, and $208.0 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,761.5 million, of which $22.3 million is classified as current in our condensed consolidated balance sheet as of such date.

On March 20, 2017, we redeemed approximately $95.1 million in aggregate principal amount of Senior Notes using cash on hand. Following such redemption, $729.9 million in aggregate principal amount of 10.25% Senior Notes remain outstanding.

On January 12, 2017 we consummated the divestiture of substantially all of the operating assets of our Lawrence, Kansas system to MidCo. In connection with the closing of this transaction, we received $213.0 million in net cash consideration representing gross proceeds.

On December 18, 2015, under a purchase agreement entered into by Parent, Avista and Crestview (the “Crestview Purchase Agreement”), Crestview’s funds purchased units held by Avista and other unit holders, and made a $125.0 million primary investment in newly-issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our Parent.

As of March 31, 2017, $131.7 million of proceeds from these transactions have been contributed to us while the remaining $11.4 million, net of accrued and paid transaction expenses, have been recorded to our Parent’s balance sheet and have not been pushed down and reflected in our consolidated financial statements.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of March 31, 2017, we had borrowing capacity of $192.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased $4.8 million from $26.2 million for the three months ended March 31, 2016 to $31.0 million for the three months ended March 31, 2017. The increase is primarily due to fewer payments towards payable and accruals due to timing of payments during the three months ended March 31, 2017, which was partially offset by a cash payment of $4.8 million for fees related to the extinguishment of debt.

Investing Activities

Net cash provided by (used in) investing activities increased $199.3 million from $63.5 million cash used for the three months ended March 31, 2016 to $135.8 million cash provided by for the three months ended March 31, 2017. The increase is attributable to net cash proceeds from the sale of our Lawrence, Kansas system in the amount of $213.0 million. Partially offsetting this increase was an increase in capital expenditures of $15.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, this would result in higher revenue and income from operations, but such increased demand could also increase our projected capital expenditures.

Financing Activities

Net cash provided by (used in) financing activities decreased $130.7 million from $19.6 million cash provided by financing activities for the three months ended March 31, 2016 to $111.1 million cash used in financing activities for the three months ended March 31, 2017. During the three months ended March 31, 2017, we made cash payments on our outstanding debt of $110.8 million compared to $5.4 million for the three months ended March 31, 2016. Additionally, during the three months ended March 31, 2016, we received $25.0 million in contribution from our Parent.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2017, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2017) would result in an annual interest expense change of up to approximately $20.5 million on our Senior Secured Credit Facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and certifications provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with GAAP, WOW accrues an expense for pending litigation when it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interest in pending litigation, and as of this date, WOW believes the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or our cash flows.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on March 23, 2017.

Item 2.  Unregistered Sales of Equity Proceeds and Use of Proceeds

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

WIDEOPENWEST FINANCE, LLC

May 5, 2017	By:	/s/ STEVEN COCHRAN
Steven Cochran Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr. Chief Financial Officer